Form 10-K
CONESTOGA ENTERPRISES INC
filed 1995-03-31
CIK 854727

SECURITIES AND EXCHANGE COMMISSION
			 WASHINGTON, D.C.  20549

				FORM 10-K

	     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
		 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994  Commission File Number 33-30715


		       CONESTOGA ENTERPRISES, INC.

a Pennsylvania Corporation                         Employer IRS No. 23-2565087

	  202 East First Street, Birdsboro, Pennsylvania  19508

    Registrant's telephone number, including area code (610) 582-8711

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock (par value $5.00 per share)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

			 Yes __X____ No _______

Indicate the number of shares outstanding of each of the issuers' classes of Common Stock, as of the close of the period covered by this report.

	       Class                       Outstanding at December 31, 1994

     Common Stock, $5.00 par value                     3,665,967

The aggregate market value of the voting stock held by non-affiliates on 2/28/95 was $85,331,070. The stock of the Company is traded on NASDAQ Small Cap market (ticker symbol "CENI"). Therefore, the price is based on the most recent price at which the Company's stock has been traded.

     DOCUMENTS INCORPORATED BY REFERENCE

	  Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 6, 1995, are incorporated by reference into
Part III of this report.

PART     I
ITEM 1.  BUSINESS

Conestoga Enterprises, Inc. (CEI) is a Pennsylvania corporation that is doing business as a holding company owning all of the outstanding shares of the Conestoga Telephone and Telegraph Company (CTT), Northern Communications, Inc.
(NCI), and the Conestoga Mobile Systems, Inc. (CMS). It also has a 70% limited partnership interest in the Berks and Reading Area Cellular Enterprises Partnership (BRACE) and a 10% limited partnership interest in the Lancaster Area Cellular Enterprises Partnership (LACE). CEI was incorporated on January 27, 1989 under the provisions of the Business Corporation Law of Pennsylvania, Act of May 5, 1933, P.L. 364, as amended and supplemented, to do all things and exercise all powers, rights and privileges which a business corporation may now or hereafter be organized or authorized to do or exercise under such act.

CEI owns all of the outstanding shares of CTT, an independent telephone utility, which furnishes communication services, mainly local and toll telephone service, to an area of approximately 300 square miles which includes parts of the Counties of Berks,Chester, Lancaster, and Montgomery, in the Commonwealth of Pennsylvania. CTT's services are distributed through its telephone exchanges and system of overhead and underground wire and cables. CTT's entire telephone system is dial equipped. The population of CTT's service area is estimated to be 118,850, with an average annual growth rate of .76%.

CEI became the owner of all of the outstanding stock of CTT on December 31, 1989, pursuant to a plan of merger in which the owners of all of the outstanding shares of voting stock of CTT exchanged their shares for outstanding shares of CEI.
CEI's shares are registered under the Securities Act of 1933.

CTT was organized and incorporated on August 20, 1902, under the laws of the Commonwealth of Pennsylvania as a telephone utility company. CTT's geographic service area is authorized and established by the Pennsylvania Public Utility Commission. Such authorization is perpetual. Within this area, it is not in competition with any other company in providing ordinary telephone services. This is very important to CTT and more important to its customers, because it establishes one and only one network for local dial tone services.

CTT is subject to the jurisdiction of the Federal Communications Commission
(FCC) with respect to interstate services and certain related matters. CTT is also subject to the jurisdiction of the Pennsylvania Public Utility Commission
(PUC) with respect to intrastate service on certain related matters.

CTT faces competition from private communication systems and interexchange carriers who have the capacity to originate and/or terminate calls without the use of the company's facilities in the company service area. It also competes with other suppliers in the area of private branch service exchanges, paging systems and mobile radio telephone services.

     ITEM 1.  BUSINESS  (Continued)

The current year's earnings were impacted by several events throughout the year as follows:

     1. During the first quarter of 1994 the PUC issued it's final order for the settlement of the Show Cause proceedings, instituted against CTT by the Pennsylvania Public Utility Commission. Contained in the settlement was the elimination of the Touch Tone line charge, and establishment of"Optional EAS" for some of our toll routes.


     2. During the second quarter of 1994, CTT added additional Signalling System 7 (SS7) software which was expensed.

    3. The declaration of the 5% common stock dividend declared at the October, 1994 Board of Directors meeting, payable February 28, 1995.

     On January 1, 1991, CTT transferred to CEI 100% stock ownership of Northern Communications, Inc. (NCI), which had been organized in March 1981 as a non-regulated commercial enterprise operated for the resale of long distance service. This transfer had no effect on the consolidated financial statements.

     The net operating profits of NCI for 1992, 1993, and 1994 were $259,890, $336,559, and $475,762 respectively.

     On January 1, 1991, CTT assigned to CEI, CTT's interests in two joint ventures which provide cellular telephone services. The assigned interests consist of:

   1. A 70% limited partnership interest in the Berks and Reading Area Cellular Enterprises Partnership (BRACE) which in turn owns a 39% interest in the Reading SMSA Limited Partnership providing cellular telephone service in the Reading Metropolitan Area; and

  2. A 10% limited partnership interest in the Lancaster Area Cellular Enterprises Partnership (LACE) which in turn owns an 18.4% limited partnership in the Susquehanna Cellular Communications Limited Partnership providing cellular telephone service in the Harrisburg, Lancaster, and York
Metropolitan Areas.


These transfers had no effect on the consolidated financial statements of CEI. As of December 31, 1994, CEI had invested $1,065,824 in BRACE and $598,920 in LACE; BRACE had in turn invested $1,513,022 in the Reading SMSA Limited Partnership; and LACE had invested $5,992,999 in the Susquehanna Cellular Communications Limited Partnership.

     Conestoga Mobile Systems, Inc. (CMS) was incorporated on April 1, 1991 to provide pager services. It began operating on June 1, 1992 in the central Pennsylvania area, after receiving regulatory approvals to acquire and operate certain radio paging systems owned by United Telephone Company of Pennsylvania.

ITEM 1.  BUSINESS (Continued)

 During the last half of 1992, CTT transferred its non-regulated paging and cellular property and equipment to CEI as a non-cash dividend and CEI in turn transferred the same to CMS as additional paid in capital. Since the end of 1992 all paging operations of CEIand its subsidiaries have been provided by CMS. The transactions described above had no effect on consolidated financial statements. During the Second quarter of 1994, CTT instituted monthly bulk rates for paging access lines, and established CMS as a reseller of pager
access lines.   The net operating profit(loss) for CMS for 1992, 1993, and
1994 were $1,214, ($82,663), and ($56,189)respectively.

     Percentages of the Company's consolidated gross revenue in local, long distance,and other services are shown on the following table:

		     1990      1991      1992      1993      1994
Local                 21%       22%       21%       20%      19%
Long Distance
 and Access           65%       65%       65%       65%       66%
Other                 14%       13%       14%       15%       15%
		      100%      100%     100%      100%      100%

     CTT bills for local service on a flat rate basis.

    The relative contributions of each service to net income is substantially the same as to gross revenues.

     The Company had 48,314 access lines in service on December 31, 1994. CTT had 44,176 access lines in service and CMS 4,138 access lines. Approximately 14,400 access lines served business customers.

     CTT had a total of 122 employees as of December 31, 1994, of which 81 are covered by one collective bargaining agreement.

ITEM 2.  PROPERTIES

   Since the business of CTT is that of furnishing communication service, and as its plant is widely distributed in the territory serviced by it, its properties do not lend themselves to description by character and location of principal unit.

     As of December 31, 1994, central office equipment represented approximately 34% of CTT's investment in telephone plant in service; land and buildings occupied principally by central office equipment) 5%; connecting lines not on subscribers'premises (a majority of which are on or under public highways, treets, and alleys,and the remainder on or under private property) 56%; general purpose computers 2%; and trucks and other work equipment and furniture and office equipment 3% of such investment.

 ITEM 2.  PROPERTIES (Continued)

    Conestoga Mobile Systems, Inc.'s business is that of furnishing radio paging service, and as its plant is widely distributed in the territory serviced by it its properties do not lend themselves to description by character and location of principal unit.

  As of December 31, 1994, Land, Buildings, and Towers represented approximately 36% of CMS's investment in plant; transmitters and terminal equipment 54%, and 0computers and other plant 10%.

 CTT owns all of its occupied buildings as well as most of the land on which the buildings are located. Several of the remote switching center buildings are located on properties which are leased. During 1992 all the remaining principal amounts of the mortgage indenture were retired.

    The following tables set forth additional information in connection with the properties of the Company:

TELEPHONE PLANT STATISTICS

YR END  MI        MI OF WIRE      MI OF      MI OF FIB      CENTRAL DIAL
12/31   POLE LN   IN AER CA.      AER WIRES  OPTICS CA      OFFICES

 1990      652      318,709         783         205            10
 1991      651      334,671         726         230            10
 1992      651      345,770         694         249            10
 1993      651      355,914         665         256            10
 1994      651      364,761         637         271            10

ACCESS LINES BY EXCHANGE
YR END
12/31 BRDS BLLY BOTW  DGVL  GNHL   MGTW   OLEY  SNVL  TOTN  YLHS TOT    CMS
1990  8160 2968 12283 2456  1523   4198   2014  2001  5165 1870 42638
1991  8441 2921 12585 2570  1516   4442   2135  2104  4989 1904 43607
1992 7880* 3009 12843 2621  1558   4705   2213  2200  5033 1966 44028   1249
1993 8155  3097 13110 2726  1596   4866   2296  2305  5124 2054 45329   1190
1994 7613  3148 12256 2840  1651   5115   2471  2400  4575 2107 44176 ** 4138

  Standard practices prevailing in the telephone industry are followed by CTT in the construction and maintenance of its plants and facilities, and CTT considers that its plants and facilities are, as a whole, in sound physical and operating condition.

     * 731 Paging Access Lines transferred to CMS
	   ** Includes CTT reseller access lines

ITEM 3.  LEGAL PROCEEDINGS

 The Company settled on May 9, 1994, all of the matters raised in the Show Cause action instituted by the Pennsylvania Public Utility Commission on April 9, 1993 The Company was not involved in any material legal proceedings as of December 31 1994.

  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was nothing submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

 PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
SECURITY HOLDER MATTERS
      (a) On June 9, 1994 CEI's Common Stock began trading in the NASDAQ Over-the-Counter Small Cap Market. The Ticker Symbol is CENI. The high and low sales prices for each quarter of 1994 are listed below.
			       High               Low

	   2nd Quarter         $28.00           $27.00
	   3rd Quarter         $27.50           $26.00
	   4th Quarter         $27.25           $25.25

     (b)  Approximate Number of Equity Security Holders.
				   Approximate Number of
				   Record Holders (as of
	  Title of Class           December 31, 1994)

	  Common Stock                    1,726 (1)

     (1) Included in the number of stockholders of record are shares held in "nominee"or "street" name.

     (c)  Dividends

   Payments of dividends will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Company. During the year 1993, the total cash dividend paid by the Company was $1.15 per share. During 1994 the total cash dividend paid by the Company was $1.16 per share. Dividends were paid quarterly throughout the years with a special dividend of $.05 paid December 15, 1993.A 5% stock dividend was declared by the Board of Directors during 1994, payable February 28, 1995 to shareholders of record on January 31, 1995. Under the most restrictive covenants of the Company's debt agreement, $14,828,386 of the consolidated retained earnings is available forpayment ofcash dividends in 1995.

ITEM 6.  SELECTED FINANCIAL DATA
Selected Income Statement Data:

		     1994       1993          1992        1991        1990
Oper Revenue      $29,828,193 $28,360,336 $27,233,776 $25,270,329 $25,101,843
Net Inc-Operations  6,293,983   6,135,813   6,373,077   5,316,957   5,640,628
Earnings per Com Sh*    $1.64       $1.60       $1.66       $1.38       $1.47

Cash Dividends declared
per Common Share*       $1.11       $1.10       $1.09       $1.05       $ .90
	    *adjusted for 5% stock dividend
Selected Balance Sheet Data:
		       1994      1993         1992        1991       1990
Net Plant and
Non-regulated Prop $45,599,261 $44,989,591 $44,581,057 $43,032,644 $42,105,146
Total Assets        55,799,116  53,231,772  52,041,087  51,550,445  49,665,787
Long-term Debt
Less Current Mat     5,035,000   5,425,000   5,815,000   6,515,000   6,825,000
Minority Interest in
  Operating Company**  0             0            0      1,490,100   1,500,000
Stockholders' Eq    39,908,356  37,649,118  35,772,871  33,522,757  32,227,393

**Conestoga Telephone and Telegraph Company Preferred Stock

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Summary

  The following table sets forth for the periods indicated (a) percentages which certain items reflected in the financial data bear to total revenues and (b) the percentage increase of such items as compared to the indicated prior period.

       Relationship to Total Revenues       Period to Period Increase (Decrease)
	      Year Ended December 31             Years Ended

		 1992    1993     1994                      1992-93      1993-94
Local Svc Rev    21.2%   20.2%   19.1%                        (1%)         (.5%)
Long Distance and
  Access Rev     65.3%    65.1%   66.0%                       3.8%          6.6%
Other Rev        13.5%    14.7%   14.9%                      14.0%          6.6%
		100.0%   100.0%  100.0%                       4.1%          5.2%





ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

       Relationship to Total Revenues       Period to Period Increase (Decrease)
	   Year Ended December 31            Years Ended

		     1992     1993    1994       1992-93      1993-94
Operating Exp          57.3%  64.1%   64.3%      16.4%         5.6%

Inc from Operations    42.7%  35.9%   35.7%     (12.4%)        4.5%

Inc Deductions (Net)    1.9%   (.5%)  (.2%)     (128.2%)      (52.9%)

Income Taxes           17.2%  14.7%   14.8%      (10.2%)         5.3%

Minority Interest      0.2%     0       0        (100.0%)         0

Net Income            23.4%  21.6%   21.1%       (3.7%)          2.6%

RESULTS OF OPERATIONS:

   Conestoga Enterprises, Inc. was organized in 1989 to become a holding company. To date it has the following subsidiaries:

     1 - The Conestoga Telephone and Telegraph Company (CTT)
     2 - Northern Communications (NCI)
     3 - Conestoga Mobile Systems, Inc. (CMS)

    It also has two partnership interests to provide cellular telephone service:

     1 - Berks and Reading Area Cellular Enterprises (70% interest) 2 - Lancaster Area Cellular Enterprises (10% interest)

    It formed Conestoga Wireless Company in February, 1995, a limited liability company, in order to bid on an FCC license to provide Personal Communication Service (PCS) in eastern Pennsylvania.

     Operating Revenues: Operating Revenues increased 5.2% during 1994 when compared with 1994. During the 1992-94 period they increased 9.5%. Local Service Revenues decreased .5% during the current year, when compared with 1993. This decrease is directly attributable to the elimination of the touch tone monthly line charge which was part of the telephone company's stipulation in settlement of the show cause order instituted against it by the Pennsylvania Public Utility
Commission in 1993.    After normalizing Local Service Revenues for that
elminiation there would have been an increase of about 2.6%. Access lines increased 3.8% during 1994,adding 1,795 lines. The total access lines in service as of December 31 1994 is 48,314. Conestoga Telephone has 44,176 and Conestoga Mobile Systems has 4,138 access lines in service.
Access Service Revenues increased 7.5% during 1994, and for the 1992-94 period
increased 10.7%.   The interstate minutes of use increased

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
8.8% and intrastate minutes of use increased 21.8% this year. Long Distance Service Revenues increased 5.9% during 1994 when compared with 1993, and for the 1992-94 period increased 10.6%, the majority of which was in intralata settlements. Nonregulated Sales and Lease Revenues increased 11.9% during the current year and increased 31.1% during the 1992-94 period.
Increased nonregulated revenues were recorded on both Conesotga Telephone and Conestoga Mobile Systems during 1994 when compared with 1993. Miscellaneous Revenues decreased 8.3% during 1994 and for the 1992-94 period decreased 12.5%. Billing and Collection revenue decline accounted for most of this difference. Miscellaneous Revenues continue to be a non growth part of the company's revenue stream. Uncollectible Operating Revenues increased 28.9% during 1994 when compared with 1993, but for the 1992-94 period decreased 24%. The current year's increase is due to a true-up adjustment during 1993 which had the effect of lowering 1993's annual writeoff. Uncollectibles are .5% of the total operating revenues.

     Operating Expenses: Operating Expenses increased 5.6% during 1994 when compared with 1993 and increased 22.9% during the 1992-94 period. Plant Specific Expenses decreased 9.9% in 1994 but over the 1992-94 period increased 25%. The 1992-94 period increase can be attributed to the expense of the SS7 central office software, which amounted to about $645,000 in 1993. The software addition during 1994 was only about half of the 1993 amount. It is anticipated that central office software updates will continue over the next few years. Plant Nonspecific Network expenses for 1994 increased 16.7% over 1993 and for the two year period increased 19.9%. The increase is due to one time provisioning expense charges during the current year.
Depreciation Expense increased 7.9% during the current year when compared with the previous year, but increased 25% during the 1992-94 period. This is a direct result ofthe Capital Cost Recovery Study completed by an outside firm during 1993. The new depreciation rates increased operating expenses by about $430,000 in 1993 and $476,000 in 1994. The composite rate for the year to 6.58%. Customer Operations Expense increased 13.6% during 1994 when compared with 1993, and increased 25.2% over the two year period. Corporate Operations Expense decreased 3.4% during 1994 when compared with the previous year. Corporate Operations Expenses increased during the 1992-94 period 20.5%, which reflects the additional one time charges in connection with the telephone company's show cause order issued by the Pennsylvania Public Utility Commission during 1993. Labor sensitive operating expenses experienced increases as a result of the three year contract negotiated with the union during 1993. Effective May 10, 1994, the second year of the contract, wages rates increased
4%, which has the effect of increasing labor sensitive benefits, as well. Non-regulated Sales and Lease Expenses increased 10.59% during 1994 with increases in both Conestoga Telephone Company and Conestoga Mobile Systems. Nonregulated expense increased 25.4% for the two year period which reflects the first two full years of operations for Conestoga Mobile Systems.Taxes other than income taxes increased 7.7% during 1994 when compared with 1993.
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
    Other Income/Deductions (net): Interest expense increased 14.6% during 1994 when compared with 1993, reflecting some interim financing required throughout the year, and increases in the prime rate. Interest expense declined 8% during the 1992-94 period.
The telephone company'spromissory notes were retired during the first quarter of 1992, with the remaining mortgage bonds refinanced during the second quarter of 1992. These mortgage bonds required early retirement premium payments which is identified separately as other income deductions. The refinancing was completed with a 10-year unsecured term loan obtained through the local bank, with interest rate at prime and a ceiling of 8.4% for the first five years. The undistributed net income from partnerships decreased 9.3% during 1994, but over the two year period, reflects a substantial increase in profits from our cellular ventures.

     Income Taxes: Income taxes increased 5.3% during 1994 when compared with 1993 but during the two year period 1992-94 decreased 5.5%. The federal income tax rates over the period remained unchanged, but the state income tax rate during 1994 decreased from 12.25% to 11.99%.

     Preferred Stock (Minority Interest): The Board of Directors of Conestoga Telephone and Telegraph Company during the January 1992 monthly meeting decided to redeem and retire all ofits outstanding 4 1/2% Preferred Stock on September 1,1992 in an effort to save administrative costs. The redemption was paid through internally generated funds.

  Net Income: Net Income for 1994 increased 2.6% over 1993, but for the 1992-94 period decreased 1.2%.The current year's increase can be attributed to increased growth in access lines,increased usage for access and long distance services, and less software expense installed in the switch. The slight decrease during the two year period is a direct result of the loss of revenues associated with the settlement of the telephone company's show cause order, the legal and consulting expenses associated with it, and to increased software and depreciation expenses starting in 1993.

     Balance Sheet Items: During 1994 the company adopted FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that these securities be recorded at fair value based on quoted market price and unrealized appreciation and depreciationn, net of taxes, be reported as stockholders'equity until realized. The negative cash flow during 1994 when compared with 1993 reflects the additional purchases of such investments.
During 1993 the company made two accounting changes.
One was the adoption of FASB Statement No. 109, Accounting for Income Taxes, which changes the accounting method for income taxes from the deferred method to the liability method with no significant effect on net income. The other one was the adoption of FASB Statement No. 106, Accounting for Post Retirement Benefits, which accrues expenses over the employees' active service period, as well as the unfunded costs which existed on January
1, 1993.There was no significant effect on net income.  When comparing the cash

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
AND RESULTS OF OPERATIONS (continued)
flow during the 1992-94 period the debt reductions are reflected.
     Liquidity and Capital Commitments: The Company has commitments at December 31, 1994 of $670,000 for the purchase of equipment and materials to continue to upgrade its telecommunications plant base. The Company has continued to invest in the future of the telecommunications industry through the purchase of marketable securities of other telecommunication companies. During 1992 $999,490 was invested. During 1994 the company increased its investment by $776,000.

     Inflation over the period had minimal effect on operating expenses. Management continues to believe that any future impact inflation might have on operating expenses will be partially offset by customer growth and by general rate increases to the extent necessary to maintain reasonable earnings. The line of credit with the bank remained at $3 million during 1994. The interest rate remained at base rate (prime) less 1/2%.
The line of credit was utilized several times during the current year to cover curren texpenses but was usually paid back before the then current month end. There was no balance outstanding on December 31, 1994.

 The Company's management believes that the current working capital is adequate to meet the immediate operating requirements, and that the current available credit facilities are adequate to provide short term financing for unforeseen requirements. The projected capital budget requirements for 1995 will be financed through internally generated funds.




ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None



PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information as to the Directors and Executive Officers of the Company set forth under the Subcaption "Election of Directors " on pages 3 through 9 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 6, 1995 is incorporated by reference into this Report.


ITEM 11.  EXECUTIVE COMPENSATION

  The information as to the Executive Officers' Compensation set forth under the caption "Executive Compensation" and beginning on page 9 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 6, 1995 is incorporated by reference into this Report.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

   The information set forth under the captions "Election of Directors" beginning on page 3 and "Security Ownership of Management" beginning on page 8 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 6, 1995 is incorporated by reference into this Report.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  There are no relationships or related transactions as described in Item 404 of Regulation S-K.




ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
CONTINUED

  (a)(3)   Exhibits - 10K Exhibit Table

      Articles of Incorporation and by-laws (as amended)    Att. A*

      Instruments defining the rights of security holders,   Att.B*
      including indentures

      Voting trust agreement                                  N/A

      Material contracts                                    Att. C*

      Statement re computation of per share earnings          N/A

      Statements re computation of ratios                     N/A

      Annual report to security holders, Form 10-Q or         N/A
      quarterly report to security holders

      Letter re change in certifying accountant               N/A

      Letter re change in accounting principles               N/A

      Previously unfiled documents                            N/A

      Subsidiaries of the registrant                        Att. D*

      Published report regarding matters submitted to vote
      of security holders                                     N/A

	       Consents of experts and counsel              N/A

	       Power of Attorney                            N/A

	       Additional exhibits                          N/A

      Information from reports furnished to state insurance
	       regulatory authorities                       N/A

	  (b)  Reports on Form 8-K

	       No reports on Form 8-K have been filed by the Registrant during the period covered by this report.
	  * These attachments appear in the 1992 10K.







INDEX TO EXHIBITS


							      Page

	  (a)         Articles of Incorporation, as amended  53-56*

	  (b)              By-laws                           57-66*

	  Instruments defining the rights of security holders

	  (b)              Relevant portions of the by-laws     67*

	  Material contracts

	  (a)      Agreement dated January 28, 1987 with
		   John R. Bentz, Executive Vice President  68-74*

	  (b)      Agreement dated March 22, 1989 with
		   Donald R. Breitenstein, Controller       75-81*

	  Subsidiaries of the registrant                       82*


	  *These exhibits appear in the 1992 10K.








	  Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					     CONESTOGA ENTERPRISES, INC.

Date  _3/22/95_                          By____F. M. BROWN_________
						F. M. Brown
						President

	  Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date  _3/22/95_                          __ALVIN W SPONAGLE__________
					  Alvin W. Sponagle
					  Chairman of the Board

Date  _3/22/95_                          __JOHN R BENTZ_______________
					  John R. Bentz
					  Executive Vice President

Date  _3/22/95_                          _JAMES H MURRAY_______________
					  James H. Murray
					  Vice President

Date  _3/22/95_                          _KENNETH A BENNER_____________
					  Kenneth A. Benner
					  Secretary/Treasurer

Date  _3/22/95_                          _DONALD R BREITENSTEIN________
					  Donald R. Breitenstein
					  Controller

Date  _3/22/95_                          _EMMA F MULLEN_________________
					  Emma F. Mullen
					  Director

Date  _3/22/95_                          _JOHN M SAUSEN_________________
					  John M. Sausen
					  Director

Date  _3/22/95_                        _RICHARD G WEIDNER_______________
					  Richard G. Weidner
					  Director









CONESTOGA ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS




December 31,                                       1994           1993

	       ASSETS

CURRENT ASSETS
Cash and cash equivalents                      $   907,050     $   928,691
Accounts receivable, including unbilled revenue  3,602,102       3,519,528
Inventories, at average cost                       596,716         396,439
Prepaid expense                                    361,535          82,732

	       Total current assets              5,467,403       4,927,390

INVESTMENTS AND OTHER ASSETS
Investments in equity securities                 1,913,165         999,490
Investments in partnerships                      1,664,744       1,290,567
Nonregulated property and equipment                945,387         842,011
Prepaid pension costs                            1,096,731         972,091
Other                                               57,812          52,643

						 5,677,839       4,156,802


PLANT
In service                                      79,340,171      73,902,347
Under construction                                 502,215       1,323,271
						79,842,386      75,225,618
Less accumulated depreciation                   35,188,512      31,078,038

						44,653,874      44,147,580

					      $ 55,799,116    $ 53,231,772


See Notes to Consolidated Financial Statements.

December 31,                                      1994             1993

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt           $  390,000       $  390,000
Accounts payable                                1,868,367        1,563,842
Accrued:
Taxes                                               2,768          251,055
Payroll and vacation pay                          392,745          351,639
Advance billings and customer deposits            910,893          580,517

	       Total current liabilities        3,564,773        3,137,053
LONG-TERM LIABILITIES
Long-term debt, less current maturities         5,035,000        5,425,000
Accrued postretirement cost                       302,247          145,890
Other                                             165,258          141,377

						5,502,505        5,712,267

DEFERRED INCOME TAXES                           6,823,482        6,733,334

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, par value $ 5 per share; authorized
10,000,000 shares; issued and outstanding 1994
3,665,967 shares; 1993 3,660,494 shares        18,329,835       18,302,470
Additional paid-in capital                        950,049          837,032
Common stock dividend distributable             4,733,909              -
Retained earnings                              15,814,593       18,509,616
Net unrealized appreciation on marketable equity
securities, net of tax of $ 57,705                 79,970               -

					       39,908,356       37,649,118

					     $ 55,799,116     $ 53,231,772

CONESTOGA ENTERPRISES,  INC.
CONSOLIDATED STATEMENTS OF INCOME

Three Years Ended December 31,          1994           1993         1992
Operating revenues:
Local service                      $  5,699,215  $  5,727,580   $  5,782,961
Access service                        9,112,441     8,476,734      8,232,947
Long distance service                10,564,165     9,977,452      9,551,073
Nonregulated sales and lease          3,673,849     3,281,851      2,803,110
Miscellaneous                           932,102     1,015,897      1,065,722
Uncollectible operating revenues       (153,579)     (119,178)      (202,037)

				     29,828,193    28,360,336     27,233,776

Operating expenses:
Plant specific                        2,988,336     3,318,203      2,390,391
Plant nonspecific:
Network and other                     1,282,990     1,099,094      1,069,922
Depreciation                          4,822,211     4,471,427      3,858,807
Customer operations                   4,439,584     3,908,112      3,546,728
Corporate operations                  1,773,415     1,835,812      1,471,798
Nonregulated sales and lease          2,502,042     2,262,348      1,994,705
Taxes other than income               1,368,848     1,270,589      1,269,096

				     19,177,426    18,165,585     15,601,447

Operating income                     10,650,767    10,194,751     11,632,329

Other (income) deductions, net:
Interest expense                        422,106       368,273        458,995
Expense related to early
retirement of debt                         -            -            226,996
Income from unconsolidated
partnership interests                  (385,077)     (424,432)       (45,660)
Other, net                             (105,048)      (88,286)      (127,979)

					(68,019)     (144,445)       512,352

Income before income taxes           10,718,786    10,339,196     11,119,977

Income taxes                          4,424,803     4,203,383      4,679,846

Income before minority interest       6,293,983     6,135,813      6,440,131

Minority interest                          -            -             67,054

Net income                         $  6,293,983   $ 6,135,813   $  6,373,077

Earnings per common share          $      1.64    $      1.60   $       1.66

Weighted average common shares
outstanding                           3,843,174      3,843,174     3,843,174

See Notes to Consolidated Financial Statements.


CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




Three Years Ended December 31, 1994, 1993 and 1992
							     Net
					Common               Unrealized
			     Additional Stock                Appr (Depr)
		      Common  Paid-In   Dividend    Retained  On Inv
		      Stock   Capital  DistributableEarnings  Secur   Total
Balance,
December 31, 1991 $18,302,470 $837,032   $-     $14,383,255    $-    33,522,757
Net income              -         -       -       6,373,077     -     6,373,077
Cash div($1.09/share)   -         -       -      (4,172,963)    -    (4,172,963)
Balance,
December 31, 1992  18,302,470  837,032    -      16,583,369     -    35,722,871
Net income              -         -       -       6,135,813     -     6,135,813
Cash div($1.10/share)   -         -       -      (4,209,566)    -    (4,209,566)
Balance,
December 31, 1993  18,302,470  837,032    -      18,509,616     -    37,649,118
Adjust.to begin. bal.
for change in acctg
method, net of taxes    -         -       -           -     153,260     153,260
Net income              -         -       -       6,293,983     -     6,293,983
Cash div($1.11/share)   -         -       -      (4,246,172)    -    (4,246,172)
Iss.of stock under empl
stock purchase plan    27,365  113,017    -           -         -       140,382
5% stock div distrib.   -         -    4,733,909 (4,742,834)    -        (8,925)
Net change in unrealized
appreciation on invest.
avail.for sale,
net of taxes            -         -       -           -     (73,290)    (73,290)
Bal, Dec.31, 1994 $18,329,835 $950,049$4,733,909$15,814,593 $79,970 $39,908,356
See Notes to Consolidated Financial Statements.


CONESTOGA ENTERPRISES,  INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Years Ended December 31,        1994              1993              1992

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                          $6,293,983     $6,135,813       $6,373,077
Adjustments to reconcile
net income to net cash provided by
operating activities:
Depreciation                         5,188,997      4,875,540        4,271,857
Amortization                            -              -                42,519
Income from unconsolidated
partnership interests                 (385,077)      (424,432)         (45,660)
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable                    (82,574)      (265,756)        (134,095)
Materials and supplies                (200,277)       123,849           (3,258)
Prepaid expenses                      (278,803)       (15,026)         (12,307)
Prepaid pension costs                 (124,640)       (70,619)        (378,894)
Other assets                            (5,169)        20,437           (4,265)
Increase (decrease) in:
Accounts payable                       295,600       (242,762)        (346,189)
Accrued expenses and other
current liabilities                    123,195       (162,402)         318,950
Other liabilities                      180,238        168,459           21,650
Deferred income taxes                   32,443       (108,857)         406,217
Net cash provided by operating
activities                          11,037,916     10,034,244       10,509,602
CASH FLOWS FROM INVESTING ACTIVITIES
Plant removal costs                   (125,808)      (131,366)        (122,009)
Salvage from plant retired             196,937        502,653          202,489
Purchase of plant                   (5,869,796)    (5,655,363)      (5,900,750)
Purchase of investments               (776,000)          -            (999,490)
Net capital distributions from
unconsolidated partnership interests    10,900           -             181,697

Net cash used in invest activities  (6,563,767)    (5,284,076)      (6,638,063)

CONESTOGA ENTERPRISES,  INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Three Years Ended December 31,          1994           1993            1992
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings   $    -       $      -      $   3,900,000
Prin. payments on long-term borrow.   (390,000)      (390,000)     (4,520,000)
Proceeds from issuance of stock under
the employee stock purchase plan       140,382           -              -
Cash dividends paid                 (4,246,172)    (4,209,566)     (4,172,963)
Subsidiary stock transactions             -              -         (1,490,100)

Net cash used in finance activity   (4,495,790)    (4,599,566)     (6,283,063)

Increase (decrease) in cash / cash
equivalents                            (21,641)       150,602      (2,411,524)

Cash and cash equivalents:
Beginning                              928,691        778,089       3,189,613

Ending                              $  907,050      $ 928,691     $   778,089


SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash payments for:
Interest                            $   422,106    $   368,273    $   509,191
Income taxes                        $ 4,859,254    $ 4,631,869    $ 4,195,146



See Notes to Consolidated Financial Statements.
CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1
SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:
The consolidated financial statements include the accounts of Conestoga Enterprises, Inc.(CEI) and its subsidiaries:

The Conestoga Telephone and Telegraph Company (CTT), an independent telephone utility providing both regulated and nonregulated communication services.

Northern Communications, Inc. (NCI), which resells long distance services.

Conestoga Mobile Systems, Inc. (CMS), which provides paging communication services.

CEI, CTT, NCI and CMS are collectively referred to herein as the Company. All significant intercompany transactions have been eliminated in consolidation.

The Company's primary service area is eastern Pennsylvania.

Accounting and rate regulation:
CTT is subject to accounting and rate regulation by the Pennsylvania Public Utility Commission.

Cash and cash equivalents:
For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At times cash balances exceed F.D.I.C. limits.

Depreciation methods and plant accounting policies:
Depreciation is computed by the straight-line method. Individual rates are used for each class of depreciable property. The effective composite depreciation rates for the years 1994, 1993 and 1992 were 6.58%, 6.59% and 6.04% respectively.

Normal renewals and betterments of units of property are charged to plant accounts, and the costs of units of depreciable property retired are charged to the accumulated depreciation account along with removal cost less salvage applicable thereto. Ordinary repairs and replacements of items considered to be less than units of property are charged to plant specific expenses. No gain or loss is recognized in connection with ordinary retirements of depreciable property.
CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1
SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments in equity securities:
Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). All marketable equity securities are classified as available for sale. These securities are recorded at fair value based on quoted market prices and unrealized appreciation and depreciation, net of taxes, are reported as a separate component of stockholders' equity until realized. Gains and losses are determined using the specific-identification method.

Prior to 1994, marketable equity securities were carried at the lower of aggregate cost or market value.

Investment in partnerships:
The Company is accounting for its investments in partnerships by the equity method.

Income taxes:
Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Per share amounts:
Net income and cash dividends per share of common stock are based on the weighted average number of shares outstanding each year after giving retroactive effect to stock dividends.
CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2
INVESTMENTS IN EQUITY SECURITIES

The following is a summary of the Company's investments in equity securities as of December 31, 1994 and 1993:
						   1994              1993
Marketable equity securities:
Aggregate cost                                 $   999,490       $   999,490
Gross unrealized appreciation                      137,675           265,075

Fair value                                       1,137,165         1,264,565
Nonmarketable equity securities, at cost           776,000              -
					       $ 1,913,165       $ 1,264,565


The Company's investments in equity securities are concentrated in the telephone utility industry.


3
INVESTMENTS IN PARTNERSHIPS
						    1994              1993

Berks and Reading Area Cellular Enterprises
(BRACE), 70% interest                           $  1,065,824     $   808,483

Lancaster Area Cellular Enterprises (LACE),
10% interest                                         598,920         482,084

						$  1,664,744     $ 1,290,567


BRACE is a 39% limited partner in the Reading SMSA Limited Partnership, which provides cellular telephone service to the Reading metropolitan area. LACE is an 18.4% limited partner in the Susquehanna Cellular Communications Limited Partnership, which provides cellular telephone service in the Harrisburg, Lancaster and York metropolitan areas. The Company's equity in undistributed net income of the partnerships was $ 385,077, $ 424,432 and $ 45,660 for 1994, 1993 and 1992 respectively.

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4
TELEPHONE PLANT AND NONREGULATED PROPERTY AND EQUIPMENT

 Telephone plant and nonregulated property and equipment are carried at cost and consist of the following:

						       December 31,
						    1994           1993
Telephone plant:
In service:
Land and buildings                             $  3,958,199   $  3,875,148
Central office                                   26,515,216     24,281,031
Other equipment                                   4,418,948      4,021,406
Cable and wire facilities                        44,447,808     41,724,762
						 79,340,171     73,902,347
Under construction                                  502,215      1,323,271
						 79,842,386     75,225,618
Less accumulated depreciation                    35,188,512     31,078,038
					       $ 44,653,874   $ 44,147,580

Nonregulated property and equipment:
Buildings                                      $    112,527   $    112,527
Equipment                                         2,321,171      2,159,496
						  2,433,698      2,272,023
Less accumulated depreciation                     1,488,311      1,430,012
					       $    945,387   $    842,011



5
LINE OF CREDIT

At December 31, 1994 and 1993, CTT had an unused line of credit, with interest at one-half of one percent below prime, from a bank in the amount of $ 3,000,000 available until May 31,1995.
CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6
LONG-TERM DEBT

Long-term debt is summarized as follows:

						   December 31,
						 1994             1993
Promissory note, interest payable monthly at
prime, subject to a ceiling of 8.5%, principal
due in 1997, unsecured                        $ 2,500,000     $ 2,500,000
Promissory note, interest payable monthly at
prime, subject to a ceiling of 8.4% through May
1997, principal due in quarterly installments of
$ 97,500 through 2002, unsecured                2,925,000        3,315,000
						5,425,000        5,815,000
Less current maturities                           390,000          390,000
					      $ 5,035,000      $ 5,425,000


Among other things, CTT's long-term debt agreements include various financial covenants related to the maintenance of certain net worth and debt to net worth ratios. At December 31,1994, restricted net assets of CTT are $ 25,000,000 or 62.6% of consolidated net assets. Under the most restrictive covenants of the debt agreements, $ 14,828,386 of the consolidated retained earnings is available for payment of cash dividends in 1995.

The aggregate amount of maturities for each of the five years subsequent to December 31, 1994 are as follows:
			     1995          $  390,000
			     1996             390,000
			     1997           2,890,000
			     1998             390,000
			     1999             390,000

The prime interest rate on the promissory notes and line of credit was 8.5% and 6% at December 31, 1994 and 1993 respectively.

The Company recorded expense of $ 226,996 in 1992 for the early retirement of debt which consists of redemption premiums paid to the holders of the first mortgage bonds and promissory notes and the write-off of deferred debt expense associated with the retired debt.
CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7
MINORITY INTEREST

Effective September 1, 1992, CTT redeemed and retired all the shares of outstanding preferred stock at par value. The preferred stock of CTT was not owned by CEI and, accordingly, had been classified as minority interest. The minority interest expense of $ 67,054 for 1992 relates to dividends paid to the owners of the aforementioned preferred stock by CTT.


8
COMMON STOCK

CTT has a Stock Purchase Plan for all employees who meet minimum eligibility requirements which provides for the issuance and sale of CEI common stock.
The Plan is being implemented by a series of offerings. Under the third offering of the Plan, participating employees of CTT authorized deductions for a period of two years ended October 31, 1992.
There were no shares issued under the third offering in 1992. Under the fourth offering of the Plan, participating employees of CTT authorized deductions for a period of two years ended December 31, 1994. As of December 31, 1994, the Company issued 5,473 shares under the fourth offering of the Plan. A maximum of 146,237 shares are authorized for subscription under subsequent offerings.

On October 26, 1994, the Company declared a 5% common stock dividend, effective February 28, 1995, to stockholders of record on January 31, 1995. Average shares outstanding and all per share amounts have been restated to give retroactive effect to the stock dividend.


9
DIVIDEND REINVESTMENT PLAN

Effective January 18, 1993, the Company instituted a Stock Reinvestment Plan for all shareholders who wish to participate. Participants' dividends will be used to purchase shares on the open market. A participant's purchase price per share will be the average market price per share for all shares purchased under the Plan for each dividend period.

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10
INCOME TAX MATTERS

Effective January 1, 1993, the Company adopted FASB Statement No. 109, Accounting for Income Taxes. The adoption of Statement 109 changes the Company's method of accounting for income taxes from the deferred method to the liability method. Under the deferred method, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. As explained in Note 1, the liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax basis.

In accordance with normalization provisions of current tax law and regulatory orders, the effect of adoption of Statement 109 on deferred taxes relating to depreciation are amortized over the remaining life of the plant that gave rise to the deferred taxes.

Net deferred tax liabilities consist of the following components as of December 31, 1994 and 1993:
						  1994            1993
Deferred tax liabilities:
Plant, in service                            $  6,664,880    $  6,515,771
Prepaid pension costs                             399,939         389,793
Investments                                       131,380          72,122
						7,196,199       6,977,686
Deferred tax assets                               372,717         244,352
					     $  6,823,482    $  6,733,334



CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10
INCOME TAX MATTERS (CONTINUED)

The provision for income taxes for the years ended December 31, 1994, 1993 and 1992 was as follows:
				    1994          1993           1992
Current:
Federal                        $  3,129,698  $  3,050,411  $  3,033,997
State                             1,262,662     1,261,829     1,239,632

				  4,392,360     4,312,240     4,273,629
Deferred:
Federal                              23,312       (77,146)      288,060
State                                 9,131       (31,711)      118,157

				     32,443      (108,857)      406,217

				 $4,424,803     $4,203,383   $4,679,846


The income tax provision differs from the amount of income tax determined by applying the federal income tax rate to pretax income for the years ended December 31, 1994, 1993 and 1992 due to the following:

				       1994          1993          1992
Normal statutory federal income
tax rate                              34.0%          34.0%         34.0%
Increase resulting from:
State income tax, net of federal
tax benefit                            8.0            8.1           8.1
Other                                 (0.7)          (1.4)           -
				      41.3%          40.7%         42.1%



CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11
DEFINED BENEFIT PENSION PLANS

CTT has two qualified pension plans covering its union and salaried employees. The plans provide benefits based on years of service and employee compensation. CTT's funding policy is to make contributions in compliance with applicable regulations.

The components of the pension cost charged (credited) to expense for 1994, 1993 and 1992 consisted of the following:
					1994          1993         1992
Service cost (benefits earned)     $  317,134    $  263,284   $  215,416
Interest cost on projected
benefit obligation                    568,597       492,966      407,634
Actual return on plan assets           78,407      (576,322)    (385,943)
Net amortization and deferral        (777,411)      (99,657)    (273,990)

Total expense                      $  186,727     $  80,271   $  (36,883)


Assumptions used in the determination of pension plan information for 1994, 1993 and 1992 consisted of the following:
					1994           1993         1992
Discount rate                           8.0%           7.0%         7.5%
Rate of increase in compensation
levels                                  5.0            5.0          5.0
Expected long-term rate of return
on plan assets                          8.5            9.0          9.0

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11
DEFINED BENEFIT PENSION PLANS (CONTINUED)

The following table sets forth the plans' funded status as of December 31, 1994 and 1993 and the amount recognized in the accompanying consolidated balance sheets:
						  1994          1993
Actuarial present value of benefit obligations:
Vested benefits                               $  5,267,417   $  5,308,237
Accumulated benefits                          $  5,282,191   $  5,326,935
Projected benefits                            $ (7,653,847)  $ (8,209,982)
Plan assets at fair value, primarily U.S.
Government securities, corporate bonds and
common stocks                                   7,951,129       7,911,880
Plan assets in excess of (less than) projected
benefit obligation                                297,282        (298,102)
Unrecognized net loss                           1,098,883       1,596,564
Unrecognized net (asset)                         (547,906)       (588,879)
Unrecognized prior service cost                   248,472         262,508

Prepaid pension cost                          $ 1,096,731      $  972,091


CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12
SAVINGS AND INVESTMENT PLAN AND 401(k) PLAN

CTT has a savings and investment plan whereby participants may contribute two percent to ten percent of their salaries. CTT contributes an additional amount equal to a percentage (from twenty-five percent to one-hundred percent, as announced each year) of the participants'contributions up to six percent.
The Plan covers substantially all nonunion employees.
CTT contributed $ 96,144, $ 93,425 and $ 84,542 to the Plan for 1994, 1993
and 1992 respectively.

CTT has a 401(k) Plan for its union employees. Participants may contribute one percent to eight percent of their wages. CTT currently contributes fifty percent of the participants'contributions. CTT contributed $ 91,161, $ 77,109 and $ 67,317 to the Plan during 1994, 1993 and 1992 respectively.


13
DEFERRED COMPENSATION PLAN

CTT has entered into deferred compensation agreements with two executives which provide benefits payable to them upon retirement from CTT. The estimated liabilities under the agreements are being accrued over the expected remaining years of employment.


14
POSTRETIREMENT BENEFIT PLAN

CTT sponsors a postretirement health care plan for salaried employees and their spouses. The plan is contributory, with retirees contributing 50% of the premiums. The plan is unfunded. Effective January 1, 1993, the Company adopted Financial Accounting Standards Board Statement No. 106 to account for its share of the costs of the benefits under the plan. Under that Statement, the Company's share of the estimated costs that will be paid after retirement is generally being accrued by charges to expense over the employees' active service periods to the dates they are fully eligible for benefits, except that the Company's unfunded cost that existed at January 1, 1993 is being accrued primarily in a straight-line manner that will result in its full accrual by December 31, 2012. Prior to 1993, the Company expensed its share of costs as they were paid.
CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14
POSTRETIREMENT BENEFIT PLAN (CONTINUED)

The components of the net periodic post-retirement benefit cost charged to expense for 1994 and 1993 consisted of the following:

						   1994            1993
Service cost                                  $   41,903      $   31,951
Interest cost on projected benefit obligation     92,350          83,208
Amortization of transition obligation             56,267          56,267

     Total expense                            $  190,520      $  171,426


Postretirement benefit cost recognized in 1992 under the Company's prior accounting policy was $ 20,246.

The following sets forth the plans' funded status reconciled with the amount recognized in the Company's consolidated balance sheets as of December 31, 1994 and 1993:
						   1994             1993
Actuarial present value of accumulated
postretirement benefit obligations:
Retirees                                    $   (437,030)     $   (406,187)
Fully eligible active employees                 (343,172)         (414,796)
Other active members                            (427,341)         (525,655)

					      (1,207,543)       (1,346,638)
Unrecognized transition obligation             1,012,796         1,069,063
Unrecognized net (gain) loss                    (107,500)          131,685

Obligation included on balance sheets       $   (302,247)     $   (145,890)



CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14
POSTRETIREMENT BENEFIT PLAN (CONTINUED)

Assumptions used by the Company in the determination of postretirement benefit plan information consisted of the following:
						  1994              1993
Projected health care cost trend rate             10.5%             11.5%
Ultimate trend rate                                6.0               5.5
Year ultimate trend rate is achieved              2000               2000
Discount rate                                      8.0%              7.0%


Increasing the assumed health care cost trend rates by one percentage point in each year will increase the accumulated postretirement benefit obligation as of December 31, 1994 and 1993 by $ 165,268 and $ 187,470 and the aggregate service and interest cost components of net periodic postretirement benefit cost for 1994 and 1993 by $ 22,288 and $ 20,877 respectively.


15
COMMITMENTS

At December 31, 1994, the Company had commitments for the purchase of equipment and materials approximating $ 670,000.


16
INDEPENDENT DEPRECIATION STUDY

Effective January 1, 1993, the estimated useful lives of certain telephone plant-in-service were changed as a result of an independent depreciation study. The effect of this change in estimate for 1994 and 1993 was to increase depreciation expense by $ 476,316 and $ 430,356 and decrease net income by $ 276,676 ($ .07 per common share) and $ 249,391 ($ .06 per common share) respectively.

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17
QUARTERLY DATA (UNAUDITED)

		       First        Second       Third        Fourth
Year 1994
Operating revenues  $ 7,818,072  $ 7,617,533  $ 7,404,827  $ 6,987,761
Operating income      3,081,476    2,681,691    2,734,284    2,153,316
Net income            1,736,238    1,628,286    1,579,322    1,350,137
Earnings per share       0.45         0.43         0.41         0.35

Year 1993
Operating revenues  $ 7,118,804  $ 7,132,083  $ 6,954,792  $ 7,154,657
Operating income      2,946,787    2,076,178    2,390,776    2,781,010
Net income            1,718,725    1,199,712    1,447,317    1,770,059
Earnings per share       0.45          0.31         0.38         0.46

PART II

Item 8.  Financial Statements and
Supplementary Data

PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements:

The following consolidated financial statements of Conestoga Enterprises, Inc. and subsidiaries are included in Part II, Item 8:

Opinion of Independent Certified Public Accountants

Consolidated balance sheets - December 31, 1994 and 1993

Consolidated statements of income - years ended December 31, 1994, 1993 and 1992

Consolidated statements of stockholders' equity - years ended December 31, 1994, 1993 and 1992

Consolidated statements of cash flows - years ended December 31, 1994, 1993 and 1992

Notes to consolidated financial statements

(a)(2) Financial Statement Schedules:

Schedule III - Separate Condensed Financial Statements of the Registrant

Schedule V - Property, plant and equipment

Schedule VI - Accumulated depreciation, depletion and amortization of property, plant and equipment

Schedule X - Supplementary income statement information

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.
		     INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Conestoga Enterprises, Inc.
Birdsboro, Pennsylvania


We have audited the accompanying consolidated balance sheets of Conestoga Enterprises, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994, and the supporting schedules listed in the Index at Item 14(a)(2).
These financial statements and the supporting schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the supporting schedules based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conestoga Enterprises, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, and the supporting schedules present fairly the information required to be set forth therein in conformity with generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for investments in equity securities, effective January 1, 1994.



					      BEARD & COMPANY, INC.


Reading, Pennsylvania
January 20, 1995


Schedule III

CONESTOGA ENTERPRISES, INC.
CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT (PARENT)
BALANCE SHEETS

December 31,                                       1994                   1993
ASSETS

CURRENT ASSETS
Cash and cash equivalents                      $187,391               $200,276
Accounts receivable, due from subsidiaries
eliminated in consolidation                   1,003,663              3,014,393
Total current assets                          1,191,054              3,214,669

INVESTMENTS AND OTHER ASSETS                  3,579,776              2,301,491

INVESTMENT IN WHOLLY-OWNED SUBSIDIARIES      35,286,400             32,277,883
					    $40,057,230            $37,794,043

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                $17,494                 $3,913
Accrued expenses                                    -                   68,890
Total current liabilities                        17,494                 72,803

DEFERRED INCOME TAXES                           131,380                 72,122

STOCKHOLDERS' EQUITY
Common stock                                 18,329,835             18,302,470
Additional paid-in capital                   11,831,250             11,718,233
Common stock dividend distributable           4,733,909                  -
Retained earnings                             4,933,392              7,628,415
Net unrealized appreciation on securities
available for sale, net of tax of $ 57,705       79,970                  -
					     39,908,356             37,649,118
					    $40,057,230            $37,794,043

See Notes to Condensed Financial Statements.


Schedule III

CONESTOGA ENTERPRISES, INC.
CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT (PARENT)
STATEMENTS OF INCOME

Years Ended December 31,              1994            1993            1992
Operating revenues                  $    -          $    -          $    -
Operating expenses:
Corporate operations                 111,527          85,616          69,143
Taxes other than income              123,128           7,743           4,505
				     234,655          93,359          73,648
Other income, net:
Income from partnership interests    385,077         424,432          45,660
Other, net                           203,709         177,848         109,243
				     588,786         602,280         154,903

Income before income taxes and
equity in net income of subsidiaries 354,131         508,921          81,255

Income taxes                         128,261         157,071          23,047

Income before equity in net income
of subsidiaries                      225,870        351,850           58,208

Equity in net income of
subsidiaries                       6,068,113      5,783,963        6,314,869

Net income                        $6,293,983     $6,135,813       $6,373,077

See Notes to Condensed Financial Statements.


Schedule III

CONESTOGA ENTERPRISES, INC.
CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT (PARENT)
STATEMENTS OF STOCKHOLDERS' EQUITY
Three Years Ended December 31, 1994, 1993 and 1992




							   Net
							   Unrealized
				      Common               Gain
			   Addt'l     Stock                (Loss) on
		Common     Paid-in    Dividend   Retained  Investment
		Stock      Capital Distributable Earnings  Securities  Total

Bal,Dec 31,1991 18,302,470 11,718,233     -      3,502,055    -      33,522,758
Net income          -         -           -      6,373,077    -       6,373,077
Cash div($1.09/sh)  -         -           -     (4,172,963)   -      (4,172,963)

Bal,Dec 31,1992 18,302,470 11,718,233     -      5,702,169    -      35,722,872
Net income          -         -           -      6,135,813    -       6,135,813
Cash div($1.10/sh)  -         -           -     (4,209,567)   -      (4,209,567)

Bal,Dec 31,1993 18,302,470 11,718,233     -      7,628,415    -      37,649,118
Adjustment to
beginning balance
for change in
accounting method,
net of taxes        -          -          -          -      153,260     153,260
Net income          -          -          -      6,293,983     -      6,293,983
Cash div($1.11/sh)  -          -          -     (4,246,172)    -     (4,246,172)
Issuance of stock
under employee
 stock purch plan   27,365    113,017     -          -         -        140,382
5% stock dividend
 distributable      -          -      4,733,909 (4,742,834)    -         (8,925)
Net change in
 unrealized
 appreciation
 on investments
 available for sale,
 net of taxes       -          -          -           -     (73,290)    (73,290)

Bal,Dec 31,1994 18,329,835 11,831,250 4,733,909  4,933,392   79,970  39,908,356

See Notes to Condensed Financial Statements.


Schedule III
CONESTOGA ENTERPRISES, INC.
CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT (PARENT)
STATEMENTS OF CASH FLOWS
Years Ended December 31,                  1994           1993             1992
CASH FLOWS FROM OPERATING ACTIVITIES
Income before equity in net income
of subsidiaries                       $225,870       $351,850          $58,208
Adjustments to reconcile income
before net income of subsidiaries
to net cash used in operating
activities:
Amortization                            11,435         11,436           11,436
Income from partnership interests     (385,077)      (424,432)         (45,660)
Change in assets and liabilities:
Decrease in accounts receivable and
other current assets                     8,861         26,095           32,344
Increase (decrease) in:
Accrued expenses                       (68,890)        57,869          (84,649)
Deferred income taxes                    1,553        (68,539)         (27,710)
Accounts payable                         4,656          3,913             -

Net cash used in operating
activities                            (201,592)       (41,808)         (56,031)
CASH FLOWS FROM INVESTING ACTIVITIES
Dividends received from subsidiaries 3,059,597      5,400,597        4,936,268
Purchase of investments               (776,000)         -             (999,490)
Net capital distributions from
partnership interests                   10,900          -              181,697
Investment in subsidiary                  -             -             (235,000)
Net change in advances to
subsidiaries                         2,000,000     (1,232,000)      (1,643,000)
Net cash provided by investing
activities                           4,294,497      4,168,597        2,240,475

Schedule III

CONESTOGA ENTERPRISES, INC.
CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT (PARENT)

STATEMENTS OF CASH FLOWS (CONTINUED)
Years Ended December 31,                1994            1993           1992
CASH FLOWS USED IN FINANCING
ACTIVITIES
Proceeds from issuance of stock
under employee stock purchase plan $  140,382      $      -        $    -
Cash dividends paid                (4,246,172)      (4,209,567)     (4,172,963)
				   (4,105,790)      (4,209,567)     (4,172,963)
Decrease in cash                      (12,885)         (82,778)     (1,988,519)
Cash:
Beginning                             200,276          283,054       2,271,573

Ending                             $  187,391      $   200,276     $   283,054

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash payments for income taxes    $   194,200      $   350,041     $    99,447
See Notes to Condensed Financial Statements.


Schedule V
CONESTOGA ENTERPRISES, INC.
PROPERTY, PLANT AND EQUIPMENT
December 31, 1994
  Col. A               Col. B   Col. C    Col. D   Col. E  Col. F
		       Bal. At                                 Bal At
			 Begin.    Additions                   End
	       Depr.     of         At      Retire-    Other     Of
Classification Rates     Period    Cost      Ments     Chngs.   Period

Regulated:
Land            - %   $  210,824  $  5,125  $  -    $   -   $  215,949
Motor vehicles 7.5     1,262,625   119,863   91,516     -    1,290,972
Other work
equipment      6.1       453,700    60,198      742     -      513,156
Buildings      3.4     3,664,324    77,926     -        -    3,742,250
Towers and
transmitters  10.0       187,551   119,400     -        -      306,951
Furniture      4.6       280,147    16,529     -        -      296,676
Office equip   8.6       146,806    26,756     -        -      173,562
General purpose
computers     11.5     1,315,712   191,627   45,474     -    1,461,865
Embedd. items 12.5        92,893      -        -        -       92,893
Central office;
switching      7.0    20,310,779 2,038,961   87,853     -   22,261,887
transmission   6.0     3,970,253   284,337    1,263     -    4,253,327
Public telephone
equipment      5.6       238,431     4,411    3,505     -      239,337
Term equipment20.0        43,439      -         -       -       43,439
Poles          7.3     5,132,130   477,015   86,681     -    5,522,464
Aerial cable   6.4    22,351,472 1,834,169  343,772     -   23,841,869
U.G. cable     5.9     3,856,719   300,060   38,362     -    4,118,417
Buried cable   7.1     5,094,928   515,860   18,184     -    5,592,604
Aerial wire   15.0       147,982      -      16,587     -      131,395
Conduit syst.  2.3     5,141,532    99,526      -       -     5,241,058
Organization   -             100      -         -       -           100

		     $73,902,347 $6,171,763 $733,939   $-   $79,340,171

Nonregulated:
Buildings      3.3%  $   112,527 $     -    $    -     $ -       $  112,527
Central office
equipment     15.1       274,762   213,167       -       -          487,929
Station
apparatus     20.0     1,846,880   372,955     357,411  (67,036)   1,795,388
Private branch
exchanges     20.0        17,301     -           -        -          17,301
Furniture and
office equip   6.3        20,553     -           -        -          20,553

		      $2,272,023 $  586,122  $  357,411  $(67,036) $2,433,698
Plant under
Construction          $1,323,271 $6,127,321  $6,948,377   $   -    $  502,215
Depreciation

The annual provisions for depreciation have been computed on the straight-line method.


Schedule V

CONESTOGA ENTERPRISES, INC.
PROPERTY, PLANT AND EQUIPMENT (CONTINUED)
December 31, 1993
  Col. A                Col. B   Col. C    Col. D    Col. E    Col. F
			Bal. At                                Bal At
			Begin    Additions                     End
	       Depr     Of       At         Retire-  Other     Of
Classification Rate     Period   Cost       ments    Chngs.    Period
Regulated:
Land           - %    $  205,824 $  5,000   $  -     $  -     $  210,824
Motor vehicles 7.5     1,268,134  111,408    116,917    -      1,262,625
Other work
equipment      6.1       417,676   40,742      4,718    -        453,700
Buildings      3.4     3,534,406  135,518      5,600    -      3,664,324
Towers and
transmitters  10.0       187,593     -            42     -       187,551
Furniture      4.6       278,913    6,399      5,165     -       280,147
Office equip   8.6       144,882    4,768      2,844     -       146,806
General purpose
computers     11.5     1,030,600  295,060      9,948     -     1,315,712
Embedd. items 12.5        92,893     -           -       -        92,893
Central office;
switching     7.0     19,531,281 1,269,643   500,757  10,612  20,310,779
transmission  5.1      3,838,054   164,039    21,228 (10,612)  3,970,253
Public telephone
equipment     5.6        225,686    13,427       682    -        238,431
Term equip   20.0         43,439       -          -      -        43,439
Poles         7.3      4,811,976   401,948     81,794    -     5,132,130
Aerial cable  6.4     21,009,395 1,708,943   366,866     -    22,351,472
U.G. cable    5.9      3,703,502   159,067     5,850     -     3,856,719
Buried cable  7.1      4,603,477   507,334    15,883     -     5,094,928
Aerial wire  15.0        165,486      -       17,504     -       147,982
Conduit sys   2.3      4,931,981   209,551      -        -     5,141,532
Organization   -             100      -         -        -           100

		     $70,025,298 $5,032,847 $1,155,798 $ -   $73,902,347
Nonregulated:
Buildings    3.3%    $   112,527 $    -     $     -    $  -  $   112,527
Central office
equipment   15.1         274,762      -           -       -      274,762
Station
apparatus   20.0       1,771,990    357,604    282,714     -   1,846,880
Private branch
exchanges   20.0          17,301       -          -        -      17,301
Furniture and
office equip 6.3          37,624      1,018     18,089     -      20,553
		     $ 2,214,204 $  358,622 $  300,803  $  -  $2,272,023
Plant under
construction         $ 1,059,333 $5,983,991 $5,720,053  $  -  $1,323,271
Depreciation

The annual provisions for depreciation have been computed on the straight-line method.

Schedule V

CONESTOGA ENTERPRISES, INC.
PROPERTY, PLANT AND EQUIPMENT (CONTINUED)
December 31, 1992
  Col. A                Col. B   Col. C    Col. D    Col. E   Col. F
			Bal At                                Bal At
			Begin   Additions                     End
	       Depr.    Of      At         Retire-   Other    Of
Classification Rate     Period  Cost       Ments     Chngs.   Period
Regulated:
Land           - %   $  165,824 $  40,000 $   -     $   -    $  205,824
Motor vehicles 10.8   1,277,108    82,857   91,831      -     1,268,134
Other work
equipment       6.7     375,176    42,500     -         -       417,676
Buildings       3.2   3,270,615   277,419   13,628      -     3,534,406
Towers and
transmitters   10.0       -       187,593     -         -       187,593
Furniture       5.6     272,657     6,256     -         -       278,913
Office equip    9.7     140,697     4,968      783      -       144,882
General purpose
computers      14.3   1,031,132    30,447   30,979      -     1,030,600
Embedded items 12.5      92,893       -       -         -        92,893
Central office,
switching       5.9  18,396,351 1,543,102  408,172      -    19,531,281
Central office,
transmission    9.0   3,544,913   302,389    9,248      -     3,838,054
Public telephone
equipment      10.0     226,491       -        805      -       225,686
Terminal equip 20.0       -        43,439     -         -        43,439
Poles           5.7   4,504,485   369,107   61,616      -     4,811,976
Aerial cable    6.0  19,593,633 1,732,140  316,378      -    21,009,395
Underground
cable           3.6   3,593,355   128,250   18,103      -     3,703,502
Buried cable    4.2   4,198,072   414,020    8,615      -     4,603,477
Aerial wire    15.0     178,132       -     12,646      -       165,486
Conduit systems 2.3   4,818,860   118,121    5,000      -     4,931,981
Organization     -          100       -       -         -           100
		    $65,680,494$5,322,608 $977,804     $-   $70,025,298

Nonregulated:
Buildings       3.3%   $112,527      $-      $-        $-      $112,527
Central office
equipment      15.1     224,826    49,936     -         -       274,762
Station
apparatus      20.0   1,665,504   298,739  192,253      -     1,771,990
Private branch
exchanges      20.0      64,125       -     46,824      -        17,301
Furniture and
office equip    6.3      82,463     1,559   46,398      -        37,624
		     $2,149,445  $350,234 $285,475     $-    $2,214,204
Plant under
construction            831,424 5,364,643 5,136,734     -     1,059,333

Depreciation

The annual provisions for depreciation have been computed on the straight-line method.



Schedule VI

CONESTOGA ENTERPRISES, INC.
ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
December 31, 1994
Col. A              Col. B           Col. C              Col. D
				     Additions                 Deductions
		    Beginning at             Charged to  Retirements
		    Beginning    Charged to  Other       Renewals
Classification      of Period    Income      Accounts(1) Replacements  Other(2)
Regulated:
Motor vehicles      $785,977     $95,759     $10,300     $91,516       $-
Other work equip     211,524      29,489         100         742        -
Buildings          1,390,460     125,673          -           -         -
Towers and
transmitters          28,135      24,725          -           -         -
Furniture            143,167      13,267          -           -         -
Office equipment      75,145      13,763          -           -         -
General purpose
computers            587,862     159,711         100      45,474        -
Embedded items        76,659       4,059          -           -         -
Central office,
switching          7,245,694   1,490,043      87,853      87,853        -
Central office,
transmission       2,666,840     247,310          -        1,263        -
Public telephone
equipment            182,144      13,378          -        3,505        -
Terminal equipment    13,031       8,688          -           -         -
Poles              2,116,256     388,892      15,908      86,681    44,970
Aerial cable      10,704,677   1,468,689      23,695     343,772    68,700
Underground cable  1,498,172     236,214      13,374      38,362    11,177
Buried cable       1,614,046     378,077       1,120      18,184       961
Aerial wire          147,347         634          -       16,587        -
Conduit systems    1,590,902     119,400          -           -         -
		 $31,078,038  $4,817,771    $152,450    $733,939  $125,808
Nonregulated:
Buildings             28,741       3,713          -           -         -
Central office
equipment            175,416      58,653          -           -         -
Station apparatus  1,199,621     314,256      44,487     357,410        -
Private branch
exchanges             17,301          -           -           -         -
Furniture and
office equipment       8,933       1,304          -           -         -
		  $1,430,012    $377,926     $44,487    $357,410  $     -

(1) All amounts in this column represent salvage recovered from plant retired.

(2) All amounts in this column represent cost of removal charges for plant retired.



Col. E             Col. F
Other              Balance at
Changes            End of Period
$   -              $   800,520
    -                  240,371
    -                1,516,133
    -                   52,860
    -                  156,434
    -                   88,908
    -                  702,199
    -                   80,718
    -                8,735,737
    -                2,912,887
    -                  192,017
    -                   21,719
    -                2,389,405
    -               11,784,589
    -                1,698,221
    -                1,974,098
    -                  131,394
    -                1,710,302
  $ -              $35,188,512

  $ -                  $32,454
    -                  234,069
   (6,704)           1,194,250
    -                   17,301
    -                   10,237
  $(6,704)          $1,488,311



Schedule VI

CONESTOGA ENTERPRISES, INC.
ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT (CONTINUED) December 31, 1993

Col. A              Col. B           Col. C              Col. D
Classification                       Additions                 Deductions
		    Beginning at             Charged to  Retirements
		    Beginning    Charged To  Other       Renewals
		    of Period    Income      Accounts(1) Replacements  Other(2)
Regulated:
Motor vehicles     $  801,336   $ 94,903  $  6,655      $116,917      $   -
Other work equip      189,665     26,577        -           4,718          -
Buildings           1,278,604    122,140        -           5,600       4,684
Towers and
transmitters            9,378     18,757        -             -            -
Furniture             135,474     12,858        -           5,165          -
Office equipment       65,467     12,522        -           2,844          -
General purpose
computers             462,708    134,913        189         9,948          -
Embedded items         72,600      4,059         -            -            -
Central office;
switching           5,947,258  1,394,844    400,000      500,757        2,289
transmission        2,492,873    198,795      4,860       21,228        1,822
Public telephone
equipment             169,781     12,995         50          682          -
Terminal equipment      4,343      8,688        -            -            -
Poles               1,848,297    363,179     29,305       81,794       42,731
Aerial cable        9,754,575  1,379,113     14,959      366,866       77,104
Underground cable   1,281,418    223,836        -          5,850        1,232
Buried cable        1,287,268    342,963        566       15,883          868
Aerial wire           165,487       -           -         17,504          636
Conduit systems     1,475,057    115,845        -           -             -

		  $27,441,589 $4,466,987   $456,584   $1,155,756     $131,366

Nonregulated:
Buildings         $    25,028 $    3,713   $   -      $     -        $   -
Central office
equipment             132,857     42,559       -            -            -
Station apparatus   1,075,823    360,442     46,070      282,714         -
Private branch
exchanges              17,301        -          -           -            -
Furniture and office
equipment              25,180      1,842        -         18,089         -

		  $ 1,276,189 $  408,556   $ 46,070   $  300,803     $   -

(1) All amounts in this column represent salvage recovered from plant retired.

(2) All amounts in this column represent cost of removal charges for plant retired.


Col. E             Col. F
Other              Balance At
Changes            End Of
Balance At         Period
$-                $  785,977
 -                   211,524
 -                 1,390,460
 -                    28,135
 -                   143,167
 -                    75,145
 -                   587,862
 -                    76,659
 6,638             7,245,694
(6,638)            2,666,840
 -                   182,144
 -                    13,031
 -                 2,116,256
 -                10,704,677
 -                 1,498,172
 -                 1,614,046
 -                   147,347
 -                 1,590,902

$-               $31,078,038

$-               $    28,741
 -                   175,416
 -                 1,199,621
 -                    17,301
 -                     8,933

$-                $1,430,012



Schedule VI

CONESTOGA ENTERPRISES, INC.
ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

December 31, 1992

Col. A              Col. B           Col. C              Col. D
Classification                       Additions                 Deductions
		    Balance At               Charged To  Retirements
		    Beginning    Charged To  Other       Renewals
		    Of Period    Income      Accounts(1) Replacements  Other(2)
Regulated:
Motor vehicles    $ 715,161   $ 137,444   $   40,562  $  91,831      $   -
Other work equip    163,105      26,560          -          -            -
Buildings         1,186,351     108,881          -       13,628        3,000
Towers and
transmitters            -         9,378          -          -            -
Furniture           120,030      15,444          -          -            -
Office equipment     52,301      13,949          -          783          -
General purpose
computers           346,273     147,414          -       30,979          -
Embedded items       68,541       4,059          -          -            -
Central office,
switching         5,241,565   1,118,865          -      408,172        5,000
Central office,
transmission      2,221,062     279,192       2,567       9,248          700
Public telephone
equipment           147,977      22,609          -          805          -
Terminal equipment      -         4,343          -          -            -
Poles             1,645,202     265,690      33,212      61,616       34,191
Aerial cable      8,862,835   1,217,911      56,536     316,378       66,329
Underground cable 1,178,239     131,343          -       18,103       10,061
Buried cable      1,111,643     184,833         680       8,615        1,273
Aerial wire         177,233       2,284          -       12,646        1,384
Conduit systems   1,363,063     112,136       4,929       5,000           71
		$24,600,581  $3,802,335    $138,486    $977,804     $122,009

Nonregulated:
Buildings           $21,315      $3,713    $     -     $     -      $    -
Central office
equipment            94,603      38,254          -           -           -
Station apparatus   867,415     336,658      64,003     192,253          -
Private branch
exchanges            14,444      49,681          -       46,824          -
Furniture and office
equipment            30,360      41,218          -       46,398          -
		 $1,028,137    $469,524     $64,003    $285,475     $    -

(1)  All amounts in this column represent salvage recovered from plant retired.

(2) All amounts in this column represent cost of removal charges for plant retired.


Col. E               Col. F
Other                Balance At
Changes              End of Period
$   -                $801,336
    -                 189,665
    -               1,278,604
    -                   9,378
    -                 135,474
    -                  65,467
    -                 462,708
    -                  72,600
    -               5,947,258
    -               2,492,873
    -                 169,781
    -                   4,343
    -               1,848,297
    -               9,754,575
    -               1,281,418
    -               1,287,268
    -                 165,487
    -               1,475,057
  $ -             $27,441,589

  $ -                 $25,028
    -                 132,857
    -               1,075,823
    -                  17,301
    -                  25,180
  $ -              $1,276,189


Schedule X

CONESTOGA ENTERPRISES, INC.
SUPPLEMENTARY INCOME STATEMENT INFORMATION

		   Col. A                      Col. B
					   Charged To Costs and Expenses
					   Years Ended December 31,
		   Item                    1994          1993        1992
Maintenance and repairs                 $2,988,336    $3,318,203   $2,390,391
Amortization of intangible
assets                                       (A)           (A)          (A)
Taxes, other than payroll
and income taxes:
State capital stock                        676,354       538,318      553,116
State gross receipts                       532,387       543,551      561,651

Royalties                                    (A)           (A)          (A)
Advertising costs                            (A)           (A)          (A)

(A) Amounts are not presented as such amounts are none or are less than 1% of revenues.