Form 10-Q
period 1995-03-31
CONESTOGA ENTERPRISES INC
filed 1995-05-11
CIK 854727

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


     For quarter Ended March 31, 1995           Commission File Number 33-30715

CONESTOGA ENTERPRISES, INC.
(Exact name of Registrant as specified in its charter)

     PENNSYLVANIA                                              23-2565087
         (State of Incorporation)                          (IRS Employer Number)

202 East First Street, Birdsboro, Pennsylvania  19508
   (Address of Principal executive offices)

Registrant's telephone number, including area code (610) 582-8711

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


    Yes___X____No_______


     As of March 31, 1995 the number of shares of Common Stock, par value $5.00 outstanding was 3,848,922



                    CONESTOGA ENTERPRISES, INC.

                       CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

                    March  31, 1995, March 31, 1994 and December 31, 1994

                                           ASSETS
                                                3/31         3/31         12/31
                                                1995         1994         1994

Current Assets
  Cash and Cash Equivalents                 $1,930,950   $1,211,312     $907,050
  Accounts receivable, including unbilled
   revenue                                   3,368,953    3,698,725    3,602,102
*Material and Supplies, at average cost        536,559      454,206      596,716
  Prepaid expenses                              44,587       49,965      361,535

                Total Current Assets         5,881,049    5,414,208    5,467,403

 Investments and Other Assets
   Investments in equity securities          1,982,077    1,727,830    1,913,165
   Investments in partnerships               1,658,281    1,290,566    1,664,744
   Nonregulated property and equipment,        912,729      810,992      945,387
   Prepaid Pension Costs                     1,196,430      971,297    1,096,731
   Other                                        70,448      129,438       57,812


                                             5,819,965    4,930,123    5,677,839

 Plant, at Cost
   In Service                               79,998,070   74,885,118   79,340,171
   Under Construction                          591,268    1,211,071      502,215

                                            80,589,338   76,096,189   79,842,386
   Less accumulated depreciation            36,315,811   32,146,208   35,188,512

    Net plant in service                    44,273,527   43,949,981   44,653,874




                                           $55,974,541  $54,294,312  $55,799,116
*Material and supplies are used to provide service


                    CONESTOGA ENTERPRISES, INC.

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                3/31         3/31         12/31
                                                1995         1994         1994
Current Liabilities
 Current maturities of long term debt         $390,000     $390,000     $390,000
 Accounts payable                            1,273,885    1,354,950    1,868,367

 Accrued:
         Taxes                                 174,292      780,918        2,768
         Payroll & Vacation Pay                467,162      408,462      392,745
Advance billings / Customer Deposits         1,201,393      615,558      910,893

                Total Current Liabilities    3,506,732    3,549,888    3,564,773

Long Term Liabilities
Long Term Debt, less Current Maturities      4,937,500    5,327,500    5,035,000
Accumulated Post Retirement Cost               338,351      186,521      302,247
Other                                          171,228      147,404      165,258
                                             5,447,079    5,661,425    5,502,505

Deferred Income Taxes                        6,785,541    6,722,580    6,823,482

Stockholders' Equity:
    Common stock, par value $5 per
    share; authorized 10,000,000 shares;
    issued and outstanding;
        3/31/95      3/31/94     12/31/94
      3,848,922    3,660,494    3,665,967   19,244,610   18,302,470   18,329,835
Additional Paid-In Capital                   4,769,183      837,032      950,049
Common stock dividend payable                        0            0    4,733,909
Retained earnings                           16,100,014   19,220,917   15,814,593
Net unrealized appreciation on marketable
equity securities, net of tax                  121,382            0       79,970
                    Total Capital           40,235,189   38,360,419   39,908,356

                                           $55,974,541  $54,294,312  $55,799,116

Note - Long-term debt consisted of the
 following at March 31, 1995, March 31, 1994 and December 31, 1994

10 year term note at prime rate due 1997     2,500,000    2,500,000    2,500,000
10 year term note at prime rate due 2002     2,827,500    3,217,500    2,925,000
                                            $5,327,500   $5,717,500   $5,425,000
Less current Maturities                        390,000      390,000      390,000

                                            $4,937,500   $5,327,500   $5,035,000



CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
 THREE MONTHS ENDED MARCH 31, 1995 and 1994

                                     1995         1994
Operating Revenues:
 Local Network Service             $1,373,317   $1,496,366
 Network Access                     2,357,975    2,391,206
 Long Dist. Network Svc.            2,532,549    2,861,150
 Nonreg. Sales & Lease                809,901      826,710
 Miscellaneous                        248,588      236,885
                                    7,322,330    7,812,317
less uncollectible
 operating revenues                   (14,636)      (5,755)
                                    7,336,966    7,818,072

Operating Expenses:
 Plant Specific                       720,882      665,998
 Plant Non-Specific:
   Network & Other                    320,963      313,065
   Depreciation                     1,249,576    1,177,185
 Customer Operations                1,086,578    1,134,958
 Corporate Operations                 528,867      456,246
 Nonreg. Sales & Lease                595,451      663,436
 Operating taxes, other               319,794      325,708
                                    4,822,111    4,736,596

                Operating Income    2,514,855    3,081,476

Other (Income)Deductions, Net:
 Interest Expense                     115,664       86,583
 Income from Partnerships             (30,338)           0
 Other, Net                             7,191      (37,671)
                                       92,517       48,912

Income Before Income Taxes          2,422,338    3,032,564

  Income Taxes                        982,766    1,296,326

                   Net Income       1,439,572    1,736,238


*Earnings per common share              $0.37        $0.45
*Dividends per common share             $0.30       $0.266
    * Adjusted to reflect 5% stock dividend Paid February 28, 1995



                    CONESTOGA ENTERPRISES, INC.
                    Consolidated Statement of Cash Flow (Unaudited)
                                 THREE MONTHS ENDED MARCH  31, 1995 AND 1994

                                            1995                      1994
Cash Flows from Operating Activities:

Net Income                                  $1,439,572                $1,736,238
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Depreciation & Amortization    $1,248,278                $1,176,076
Changes in assets and liabilities:
Accounts Receivable              $233,150                 ($179,197)
Inventories                       $60,157                  ($57,767)
Other Current Assets and Prep    $391,541                   $33,561
Accounts Payable                ($594,482)                ($208,892)
Other accrued Expenses           $364,917                   $91,864
Income Taxes Payable              ($2,768)                 $529,863
Deferred Taxes                   ($37,941)                 ($10,754)
Net Deferred Charges/Credits      $29,437   $1,692,289     ($30,137)  $1,344,617

              Net Cash Provided by
              Operating Activities          $3,131,861                $3,080,855

Cash Flows From Investing Activities:
Capital Expenditures            ($867,932)                ($978,476)
Increase in Investments           $11,620                 ($697,320)
             Net Cash Used in
            Investing Activities            ($856,312)              ($1,675,796)

Cash Flows From Financing Activities:
Proceeds From Issuance of Common Stock:
        Dividend Reinvestment          $0                        $0
        Employee Stock Purc Prg.       $0                        $0
Proceeds from Notes Pay.(cr ln)        $0                        $0
Proceeds from Long Term Debt           $0                        $0
Refinancing of Long Term Debt          $0                        $0
Principal Pay. Long Term Debt    ($97,500)                 ($97,500)
Dividends Paid                ($1,154,150)              ($1,024,938)
        Net Cash Provided
        By Financing Activities           ($1,251,650)              ($1,122,438)

Net Increase in Cash & Cash Equivalents    $1,023,899                  $282,621

Cash & Cash Equivalents at Beg. Of Year      $907,051                  $928,691

Cash & Cash Equivalents at MARCH 31        $1,930,950                $1,211,312

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Payments for:
                Interest                      $128,759                   $86,487
                Income Taxes                  $245,950                  $543,666




                   CONESTOGA ENTERPRISES, INC.

The information shown in this interim report is unaudited for March 31, 1995 and March 31, 1994. However, the information reflects all normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE QUARTERLY INCOME STATEMENTS
On December 31, 1989, a Plan of Merger became effective, resulting in Conestoga Enterprises, Inc.(CEI) becoming the parent company of The Conestoga Telephone and Telegraph Company(CTT). The merger was accounted for as a pooling of interests. The net operating profits of CTT for the first quarter of 1995 and 1994 were $1,286,251 and $1,639,235 respectively.

On January 1, 1991, CEI accepted assignment of CTT interests in its joint ventures to offer cellular telephone service. CTT had two such interests,
(1) Berks Reading Area Cellular Enterprises (BRACE), and (2) Lancaster Area Cellular Enterprises (LACE). The interests were transferred as a non cash dividend.
On January 1, 1991, CTT transferred 100% ownership of its subsidiary, Northern Communications, Inc.(NCI) to the parent company CEI. The transaction was handled as a non cash dividend. The first quarter profits of NCI for 1995 and 1994 were $146,241 and $142,828 respectively.

On April 1, 1991, Conestoga Mobile Systems, Inc.(CMS) was formed as a new subsidiary to provide pager services to the Central Pennsylvania area. The acquisition of certain United Telephone Company of Pennsylvania paging stations
was completed and CMS began operations on May 29, 1992.   The first quarter of
1995 and 1994 profits (loss) were $7,480 and ($48,796) respectively.

On August 1, 1992, CEI received from CTT its investment in deregulated pager equipment and the associated depreciation reserve. The transaction was handled as a non cash dividend.

On August 1, 1992, CEI transferred the pager equipment and associated depreciation reserve to CMS. This transaction was recorded as additional paid in capital to the subsidiary.

These transfers had no effect on the consolidated financial statements.



FINANCIAL CONDITIONS
The cash and cash equivalents for the first three months of the current year increased $1,023,899, which is an increase over the previous year's first three months primarily due to no additional investments in marketable equity securities of other telecommunications companies, increases in accounts receivables, and other prepaid expenses.



Capital expenditures are primarily provided by internally generated funds. There was no outside short term borrowing outstanding on March 31, 1995.



RESULTS OF OPERATIONS

Net income for the first three months decreased 6.6% when compared with the first three months of the previous year. The consolidated financial statements (unaudited) for the period include profits (losses) from the company's subsidiaries and joint ventures as follows:

        CT&T            Local Exchange Carrier  $1,286,251
        NCI             Reseller of Long Dist.    $146,241
        CMS             Paging Services             $7,480
     BRACE/LACE         Cellular Svc. Partners     $30,388 (LACE RESULTS ONLY)




OPERATING REVENUES
Operating Revenues for the first quarter of 1995 were $7,336,966, a decrease of 6.2% when compared with the first quarter of 1994. Operating Revenues for the twelve month period ended March 31, 1995 were $29.3 million an increase of 9.8% when compared with the previous twelve month period ended March 31, 1994.

When comparing the first quarter of 1995 with the first quarter of 1994, Local Service Revenues decreased 8.2% due to the elimination of the touch tone line charge during the second half of 1994 as a result of the settlement of the show cause order with the Pennsylvania Public Utility Commission. Long Distance Network Service Revenues decreased 11.4% due to an optional EAS plan implemented during 1994 and due to high minutes of use recorded on the network during the first quarter of 1994.

OPERATING EXPENSES

Operating Expenses for the first quarter of 1995 were $4,822,111, an increase of 1.8% when compared with the first quarter of 1994. Operating Expenses for the twelve month period ended March 31, 1995 were $19.2 million an increase of 2.9% when compared with the previous twelve month period ended Mach 31, 1994.

When comparing the first quarter of 1995 with the first quarter of 1994, Plant Specific Operating Expenses increased 8.2% partially due to one time charges
for renovations. Depreciation Expense increased 6.2%   Corporate Operations
Expense increased 15.9% partially due to consulting and legal fees incurred during the current quarter.Nonregulated Sales & Lease Expenses decreased 10.3%.



OTHER (INCOME) DEDUCTIONS, NET
Interest on Funded Debt for the first three months of the current year increased 33.6%. This reflects the increase in the prime interest rate during 1995 when compared with 1994. Income from partnerships reflects the recording of first quarter results for Lancaster Area Cellular Enterprises, only and none recorded for the previous year.


INCOME TAXES
   Income Taxes for the first quarter of 1995 are $982,766, a decrease of 24.2% when compared with the first quarter of 1994.



                    CONESTOGA ENTERPRISES, INC.

                    PART II. OTHER INFORMATION

     Item 6 (b) EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the quarter for which this report is filed.



                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CONESTOGA ENTERPRISES, INC.




     Date __05/11/95______              By_______John R Bentz______________
                                                 John R. Bentz
                                             Executive Vice President



     Date___05/11/95_______            By______Donald R Breitenstein_______
                                               Donald R. Breitenstein
                                                    Controller