Form 10-Q/A
period 1995-03-31
CONESTOGA ENTERPRISES INC
filed 1995-06-19
CIK 854727

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

     Exhibit Index
        Financial Data Schedule - Ex-27

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CONESTOGA ENTERPRISES, INC.




     Date __05/19/95______              By_______John R Bentz______________
                                                 John R. Bentz
                                             Executive Vice President



     Date___05/19/95_______            By______Donald R Breitenstein_______
                                               Donald R. Breitenstein
                                                    Controller