Form 10-Q
period 1995-06-30
CONESTOGA ENTERPRISES INC
filed 1995-08-09
CIK 854727

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


   For quarter Ended June 30, 1995              Commission File Number 33-30715

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


    Yes___X____No_______


     As of June 30, 1995 the number of shares of Common Stock, par value $5.00 outstanding was 3,848,922


                    CONESTOGA ENTERPRISES, INC.

                       CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

                    June  30, 1995, June 30, 1994 and December 31, 1994

                                           ASSETS
                                                6/30         6/30         12/31
                                                1995         1994         1994

    Current Assets
  Cash and Cash Equivalents                 $1,609,586     $705,671     $907,050
      Accounts receivable, including unbilled
   revenue                                   3,730,368    3,443,790    3,602,102
*Material and Supplies, at average cost        733,943      379,985      596,716
  Prepaid expenses                             130,365      119,535      361,535

                Total Current Assets         6,204,262    4,648,981    5,467,403

     Investments and Other Assets
   Investments in equity securities          2,058,990    1,776,000    1,913,165
   Investments in partnerships               1,954,375    1,483,330    1,664,744
   Nonregulated property and equipment,        881,280      908,880      945,387
   Prepaid Pension Costs                     1,296,129      970,503    1,096,731
   Other                                        70,963       97,279       57,812


                                             6,261,737    5,235,992    5,677,839

     Plant, at Cost
   In Service                               80,510,664   76,166,298   79,340,171
   Under Construction                          927,863    1,575,713      502,215

                                            81,438,527   77,742,011   79,842,386
   Less accumulated depreciation            37,388,906   33,175,740   35,188,512

    Net plant in service                    44,049,621   44,566,271   44,653,874




                                           $56,515,620  $54,451,244  $55,799,116
*Material and supplies are used to provide service





                    CONESTOGA ENTERPRISES, INC.

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                6/30         6/30         12/31
                                                1995         1994         1994
Current Liabilities
Current maturities of long term debt          $390,000     $390,000     $390,000
   Accounts payable                          1,456,060    1,778,013    1,868,367
   Notes payable                                            500,000
   Accrued:
         Taxes                                (106,741)    (396,263)       2,768
         Payroll & Vacation Pay                488,422      439,619      392,745
   Advance billings / Customer Deposits        954,591      428,220      910,893

                Total Current Liabilities    3,182,332    3,139,589    3,564,773

Long Term Liabilities
  Long Term Debt, less Current Maturities    4,840,000    5,230,000    5,035,000
   Accumulated Post Retirement Cost            374,579      226,493      302,247
   Other                                       177,302      153,431      165,258
                                             5,391,881    5,609,924    5,502,505

Deferred Income Taxes                        6,899,387    6,737,967    6,823,482

Stockholders' Equity:
    Common stock, par value $5 per
    share; authorized 10,000,000 shares;
    issued and outstanding;
       6/30/95      6/30/94     12/31/94
      3,848,922    3,660,494    3,665,967   19,244,610   18,302,470   18,329,835
Additional Paid-In Capital                   4,769,183      837,032      950,049
Common stock dividend payable                        0            0    4,733,909
Retained earnings                           16,859,641   19,824,262   15,814,593
Net unrealized appreciation on marketable
equity securities, net of tax                  168,586            0       79,970
                    Total Capital           41,042,020   38,963,764   39,908,356

                                           $56,515,620  $54,451,244  $55,799,116

Note - Long-term debt consisted of the
 following at June 30, 1995, June 30, 1994 and December 31, 1994

10 year term note at prime rate due 1997     2,500,000    2,500,000    2,500,000
10 year term note at prime rate due 2002     2,730,000    3,120,000    2,925,000
                                            $5,230,000   $5,620,000   $5,425,000
Less current Maturities                        390,000      390,000      390,000

                                            $4,840,000   $5,230,000   $5,035,000


                    CONESTOGA ENTERPRISES, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
        FOR THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  June 30, 1995              June 30, 1994
                                QUARTER          YEAR     QUARTER          YEAR
Operating Revenues:                ENDED      TO DATE        ENDED      TO DATE
 Local Network Service         $1,501,436   $2,874,753   $1,480,012   $2,976,378
 Network Access                 2,590,460    4,948,435    2,248,830    4,640,036
 Long Dist. Network Svc.        2,559,146    5,091,695    2,588,058    5,449,208
 Nonreg. Sales & Lease          1,314,392    2,124,293    1,115,097    1,941,807
 Miscellaneous                    250,968      499,556      231,971      468,856
                                8,216,402   15,538,732    7,663,968   15,476,285
less uncollectible
 operating revenues                56,507       41,871       46,435       40,680
                                8,159,895   15,496,861    7,617,533   15,435,605

Operating Expenses:
 Plant Specific                   879,703    1,600,585      850,383    1,516,381
 Plant Non-Specific:
   Network & Other                347,824      668,787      346,678      659,743
   Depreciation                 1,258,421    2,507,997    1,197,340    2,374,525
 Customer Operations            1,185,927    2,272,505    1,097,971    2,232,929
 Corporate Operations             472,922    1,001,789      426,643      882,889
 Nonreg. Sales & Lease            699,138    1,294,589      694,210    1,357,646
 Operating taxes, other           332,645      652,439      322,617      648,325
                                5,176,580    9,998,691    4,935,842    9,672,438

            Operating Income    2,983,315    5,498,170    2,681,691    5,763,167

Other (Income)Deductions, Net:
 Interest Expense                112,910     $228,574      101,808     $188,391
 Income from Partnerships       (253,245)    (283,583)    (186,274)    (186,274)
 Other, Net                      (67,974)     (60,783)      23,874      (13,797)
                                (208,309)    (115,792)     (60,592)     (11,680)

Income Before Income Taxes     3,191,624    5,613,962    2,742,283    5,774,847

  Income Taxes                 1,277,321    2,260,087    1,113,997    2,410,323

              Net Income      $1,914,303   $3,353,875   $1,628,286   $3,364,524


*Earnings per common share         $0.50        $0.87        $0.42        $0.87
*Dividends per common share        $0.30        $0.60        $0.26        $0.53
    * Adjusted to reflect 5% stock dividend Paid February 28, 1995



                    CONESTOGA ENTERPRISES, INC.
                    Consolidated Statement of Cash Flow (Unaudited)
                                 SIX MONTHS ENDED JUNE  30, 1995 AND 1994

                                               1995                       1994
Cash Flows from Operating Activities:

Net Income                                 $3,353,876                $3,364,524
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation & Amortization              $2,505,590                $2,372,197
  Changes in assets and liabilities:
    Accounts Receivable                     ($128,265)                  $75,738
    Inventories                             ($137,227)                  $16,454
 Other Current Assets and Prepaid Expenses   ($74,969)                 ($35,215)
    Accounts Payable                         ($412,307)                 $214,171
   Other accrued Expenses                    $139,375                  ($64,317)
   Income Taxes Payable                       ($2,768)                ($647,318)
    Deferred Taxes                            $75,905                    $4,633
    Net Deferred Charges/Credits              $71,224                   $48,021
                                           $2,036,558                $1,984,364
                  Net Cash Provided by
                  Operating Activities      $5,390,434                $5,348,888

Cash Flows From Investing Activities:
   Capital Expenditures                   ($1,901,337)              ($2,790,889)
   Increase in Investments                  ($282,734)              ($1,036,142)
                    Net Cash Used in
                 Investing Activities     ($2,184,071)              ($3,827,031)

Cash Flows From Financing Activities:
   Proceeds From Issuance of Common Stock:
                Dividend Reinvestment               $0                        $0
                Employee Stk Purch. Prog.           $0                        $0
 Proceeds from Notes Payable (credit line)          $0                  $500,000
   Proceeds from Long Term Debt                     $0                        $0
   Refinancing of Long Term Debt                    $0                        $0
   Principal Payments of Long Term Debt     ($195,000)                ($195,000)
   Dividends Paid                         ($2,308,828)              ($2,049,877)
                    Net Cash Provided
                  By Financing Activities ($2,503,828)              ($1,744,877)

Net Increase in Cash & Cash Equivalents      $702,535                 ($223,020)

Cash & Cash Equivalents at Beginning Of Year $907,051                  $928,691

Cash & Cash Equivalents at JUNE 30          $1,609,586                  $705,671

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Payments for:
                Interest                      $226,641                  $239,798
                Income Taxes                $1,609,680                $2,655,093


                   CONESTOGA ENTERPRISES, INC.

The information shown in this interim report is unaudited for June 30, 1995 and June 30, 1994. However,the information reflects all normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE QUARTERLY INCOME STATEMENTS

On December 31, 1989, a Plan of Merger became effective, resulting in Conestoga Enterprises, Inc.(CEI) becoming the parent company of The Conestoga Telephone and Telegraph Company(CTT). The merger was accounted for as a pooling of interests.

During 1991, CEI accepted assignment of CTT interests in its joint ventures to offer cellular telephone service ( Berks Reading Area CellularEnterprises (BRACE) and Lancaster Area Cellular Enterprises (LACE)) and 100 % ownership of CTT's subsidiary Northern Communications, Inc (NCI). Both were handled as non cash dividends.

Conestoga Mobile Systems, Inc.(CMS) was formed in 1991 as a new subsidiary to provide pager services. CTT transferred its investment in deregulated pager equipment and associated depreciation reserve to CEI as a non cash dividend, who in turn transferred the pager equipment and associated reserve to CMS as additional paid in capital to the subsidiary. There was no effect on the consolidated financial statements.

During the second quarter of 1995, CEI and Infocore, Inc. (a King of Prussia Pa.
firm) formed Conestoga Wireless Company (CWC). CWC is a limited liability company which is owned 60% by CEI and 40% by Infocore, Inc. CWC will provide broadband personal communication services if it is successful in acquiring licenses in the Federal Communications Commission's PCS Spectrum Auction.

FINANCIAL CONDITIONS
 The cash and cash equivalents for the first six months of the current year increased $702,535, which is an increase over the previous year's first six months primarily due to no additional investments in marketable equity securities of other telecommunications companies and decreased capital expenditures.


Capital expenditures are primarily provided by internally generated funds. There was no outside short term borrowing outstanding on June 30, 1995.

RESULTS OF OPERATIONS

  Net income for the first six months is even with the first six months of the previous year. The consolidated financial statements (unaudited) for the period include profits (losses) from the company's subsidiaries and joint ventures as follows:

        CT&T            Local Exchange Carrier  $2,950,969
        NCI             Reseller of Long Dist.    $265,881
        CMS             Paging Services            ($3,451)
     BRACE/LACE         Cellular Svc. Partners    $253,245

OPERATING REVENUES
Operating Revenues for the second quarter of 1995 were $8,159,895, an increase of 11.2% when compared with the first quarter of 1995. Operating Revenues for the current quarter, when compared with the second quarter of 1994 increased 7.1%.

Operating Revenues for the first six months of 1995 were $15,496,861, an
increase of .4%  when compared with the first six months of 1994.   The
increase in operating revenues is comprised of the following:
                                     Increase/
                                    (Decrease)        %
                Local Network Ser   ($101,625)        -3.4%
                Network Access       $308,399          6.7%
                Long Distance Net   ($357,513)        -6.6%
                Nonregulated         $182,486          9.4%
                Miscellaneous (ne     $29,509          6.9%

Local Network Servic The decrease in local service revenues is a direct result of the elimination of the touch tone line charge during the second half of 1994, which was agreed to in the settlement of the show cause order with the Pa. Public Utility Commission. Total telephone and pager access line increased 2.1% during this current period.

Network Access The increase in access revenues is a result of increased minutes of use, on the interlata long distance network , of about 16% during the first six months of 1995.

Long Distance Networ   The decrease in long distance revenues during the current
period when compared with the same period of 1994 can be attributed to exceptional high volume of traffic during the first quarter of 1994 on the intralata network as well as the optional EAS plan implemented during the second half of 1994.

Nonregulated           Increases  in nonregulated revenues were recorded on both
Conestoga Telephone and Conestoga Mobile Systems during the first six months of 1995.

OPERATING EXPENSES

Operating Expenses for the second quarter of 1995 were $5,176,580, an increase of 7.4% when compared with the first quarter of 1995. Operating Expenses for the current quarter. when compared with the second quarter of 1994 increased 4.9%.

 Operating Expenses for the first six months of 1995 were $9,998,691, an increase of 3.4% when compared with the first six months of 1994. The increase in operating expenses is comprised of the following:
                                      Increase/
                                     (Decrease)        %
                Plant Specific        $84,204          5.6%
                Plant Non-Specifi    $142,516          4.7%
                Customer Operatio     $39,576          1.8%
                Corporate Operati    $118,900         13.5%
                Nonregulated         ($63,057)        -4.6%
                Operating Taxes        $4,114          0.6%

Plant Specific, The increase in plant specific operating expenses is due in part to one time charges for renovations during the first quarter of 1995.

Plant Non-Specific Depreciation expense accounted for the increase in plant non-specific operating expenses for the current period. Depreciation expense increased $133,472 or 5.6% when compared with the same period of 1994.

Corporate OperationsThe increase in corporate operating expenses during the first six months of 1995 can be attributed to several one time charges for legal fees and consulting services.

OTHER (INCOME) DEDUCTIONS, NET
Interest on Funded Debt for the first six months of the current year increased 21.3% This reflects the increase in the prime interest rate during 1995 when compared with 1994. The interest rate with the local bank is currently at prime rate. As of June 30, 1995 there were no short term obligations outstanding. The income from the partnerships providing cellular services recorded an increase of 52.2% for the first six months of 1995 when compared with the same period of the previous year.

INCOME TAXES
Income taxes for the first two quarters of 1995 are $2,260,087, a decrease of 6.2% when compared with the first two quarters of 1994. This is due to the decrease in the Pa. corporate tax rate from 11.99% in 1994 to 9.99% this current year.


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

                                    CONESTOGA ENTERPRISES, INC.




     Date ____8/8/95_____            By_____/s/  John R. Bentz___________
                                               John R. Bentz
                                               Executive Vice President



     Date____8/8/95 _____            By__/s/ Donald R. Breitenstein________
                                           Donald R. Breitenstein
                                           Controller