Form 10-Q
period 1995-09-30
CONESTOGA ENTERPRISES INC
filed 1995-11-14
CIK 854727

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


For quarter Ended September 30, 1995    Commission File Number 33-30715

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


    Yes___X____No_______


As of September 30, 1995 the number of shares of Common Stock, par value $5.00 outstanding was 3,848,922


                    CONESTOGA ENTERPRISES, INC.

                       CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

September  30, 1995, September 30, 1994 and December 31, 1994

                                           ASSETS
                                                9/30   **  9/30        12/31
                                                1995       1994        1994

Current Assets
 Cash and Cash Equivalents                 $1,501,331   $843,883     $907,050
 Accounts receivable, including unbilled
 revenue                                    3,978,771  3,686,628    3,602,102
*Material and Supplies, at average cost       518,204    475,243      596,716
 Prepaid expenses                             339,774    397,279      361,535

Total Current Assets                        6,338,080  5,403,033    5,467,403

Investments and Other Assets
  Investments in equity securities          2,604,306  1,775,490    1,913,165
  Investments in partnerships               2,126,937  1,511,839    1,664,744
  Nonregulated property and equipment,        893,826    924,856      945,387
  Prepaid Pension Costs                     1,395,828  1,000,884    1,096,731
  Other                                        67,313     98,747       57,812


                                            7,088,210  5,311,816    5,677,839

 Plant, at Cost
  In Service                               82,561,628 77,334,380   79,340,171
  Under Construction                        1,299,889  1,292,468      502,215

                                           83,861,517 78,626,848   79,842,386
   Less accumulated depreciation           38,579,092 34,233,363   35,188,512

    Net plant in service                   45,282,425 44,393,485   44,653,874


         Total Assets                      58,708,715 55,108,334   55,799,116

*Material and supplies are used to provide service
**Certain items have been restated for comparative purposes


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                9/30   **  9/30        12/31
                                                1995       1994        1994
Current Liabilities
   Current maturities of long term debt      $390,000   $390,000     $390,000
   Accounts payable                         1,723,314  1,326,335    1,868,367
   Notes payable                            1,000,000    500,000
   Accrued:
         Taxes                                      0          0        2,768
         Payroll & Vacation Pay               476,617    422,583      392,745
  Advance billings / Customer Deposits        945,983    710,203      910,893

Total Current Liabilities                   4,535,914  3,349,121    3,564,773

Long Term Liabilities
 Long Term Debt, less Current Maturities    4,742,500  5,132,500    5,035,000
 Accumulated Post Retirement Cost             411,135    264,815      302,247
  Other                                       183,428    159,399      165,258
                                            5,337,063  5,556,714    5,502,505

Deferred Income Taxes                       7,043,046  6,757,558    6,823,482

Minority Interest  (cwc)                      $98,937
Stockholders' Equity:
  Common stock, par value $5 per
  share; authorized 10,000,000 shares;
  issued and outstanding;
         9/30/95      9/30/94    12/31/94
          3,848,922    3,660,494 3,665,967 19,244,610 18,302,470   18,329,835
Additional Paid-In Capital                  4,769,183    837,032      950,049
Common stock dividend payable                       0          0    4,733,909
Retained earnings                          17,358,256 20,305,439   15,814,593
Net unrealized appreciation on marketable
equity securities, net of tax                 321,706          0       79,970
                    Total Capital          41,792,692 39,444,941   39,908,356

                    Total Liabilities and
                    Stockholders' Equity   58,708,715 55,108,334   55,799,116

Note - Long-term debt consisted of the
 following at September 30, 1995, September 30, 1994 and December 31, 1994

10 year term note at prime rate due 1997    2,500,000  2,500,000    2,500,000
10 year term note at prime rate due 2002    2,632,500  3,022,500    2,925,000

                                           $5,132,500 $5,522,500   $5,425,000
Less current Maturities                       390,000    390,000      390,000

                                           $4,742,500 $5,132,500   $5,035,000
**Certain items have been restated for comparative purposes


                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
        FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                               Septemb  ** September 30, 1994
                                   QUARTER    YEAR        QUARTER   YEAR
                                     ENDED   TO DATE      ENDED    TO DATE
Operating Revenues:
 Local Network Service           1,503,306 $4,378,059 $1,441,723   $4,418,101
 Network Access                  2,290,611  7,239,046  2,242,340    6,882,376
 Long Dist. Network Svc.         2,549,789  7,641,484  2,624,032    8,073,240
 Nonreg. Sales & Lease           1,095,379  3,219,672    890,080    2,831,887
 Miscellaneous                     198,171    697,727    242,771      711,627
                                 7,637,256 23,175,988 $7,440,946  $22,917,231
less uncollectible
 operating revenues                 58,940    100,811     36,119       76,799
                                 7,578,316 23,075,177  7,404,827   22,840,432

Operating Expenses:
 Plant Specific                   $702,328 $2,302,913   $742,023   $2,258,404
 Plant Non-Specific:
   Network & Other                 316,058    984,845    308,566      968,309
   Depreciation                  1,305,010  3,813,007  1,215,352    3,589,877
 Customer Operations             1,143,712  3,416,217  1,071,946    3,304,875
 Corporate Operations              527,182  1,528,971    411,925    1,294,814
 Nonreg. Sales & Lease             683,040  1,977,629    651,080    2,008,726
 Operating taxes, other            323,064    975,503    269,651      917,976
                                 5,000,394 14,999,085  4,670,543   14,342,981

                Operating Income 2,577,922  8,076,092  2,734,284    8,497,451

Other (Income)Deductions, Net:
 Interest Expense                  116,213    344,787    117,433      305,824
 Income from Partnerships         (270,611) ($554,194)   (45,899)   ($232,173)
 Other, Net                       (138,809) ($199,592)  (137,984)   ($151,781)
                                  (293,207)  (408,999)   (66,450)     (78,130)

Income Before Income Taxes       2,871,129  8,485,091  2,800,734    8,575,581

  Income Taxes                   1,217,837  3,477,924 $1,221,412    3,631,735


                   Net Income    1,653,292  5,007,167  1,579,322    4,943,846


*Earnings per common share           $0.43      $1.30      $0.41        $1.28
*Dividends per common share          $0.30      $0.90      $0.29        $0.82

    * Adjusted to reflect 5% stock dividend Paid February 28, 1995 **Certain items have been restated for comparative purposes

                    CONESTOGA ENTERPRISES, INC.
                    Consolidated Statement of Cash Flow (Unaudited) NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                               1995                   1994
Cash Flows from Operating Activities:

Net Income                                 $5,007,167              $4,943,846
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation & Amortization              $3,809,090              $3,586,547
  Changes in assets and liabilities:
    Accounts Receivable                     ($376,668)              ($167,100)
    Inventories                               $78,512                ($78,804)
    Other Current Assets and Prepaid Expens ($277,336)               ($66,625)
    Accounts Payable                        ($145,053)              ($237,507)
    Other accrued Expenses                   $118,962                $200,630
    Income Taxes Payable                      ($2,768)              ($527,770)
    Deferred Taxes                           $219,564                 $24,224
    Net Deferred Charges/Credits             $117,556                 $90,843
                                           $3,541,859              $2,824,438
                    Net Cash Provided by
                      Operating Activities $8,549,026              $7,768,284

Cash Flows From Investing Activities:
   Capital Expenditures                    (4,437,640)            ($3,832,452)
   Increase in Investments                  ($860,038)            ($1,080,117)
                    Net Cash Used in
                      Investing Activities ($5,297,678)           ($4,912,569)

Cash Flows From Financing Activities:
   Increase in Minority Interest              $98,937
   Proceeds From Issuance of Common Stock:
        Dividend Reinvestment                      $0                      $0
       Employee Stock Purchase Program             $0                      $0
   Proceeds from Notes Payable (credit line$1,000,000                $500,000
   Proceeds from Long Term Debt                    $0                      $0
   Refinancing of Long Term Debt                   $0                      $0
   Principal Payments of Long Term Debt     ($292,500)              ($292,500)
   Dividends Paid                          (3,463,505)            ($3,148,023)
                    Net Cash Provided
                  By Financing Activities  (2,657,068)            ($2,940,523)

Net Increase in Cash & Cash Equivalents      $594,280                ($84,808)

Cash & Cash Equivalents at Beginning Of Yea  $907,051                $928,691

Cash & Cash Equivalents at SEPTEMBER 30    $1,501,331                $843,883

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Payments for:
                    Interest                 $342,627                $357,230
                    Income Taxes           $2,908,468              $3,199,189



                   CONESTOGA ENTERPRISES, INC.

The information shown in this interim report is unaudited for September 30, 1995 and September 30, 1994. However, the information reflects all normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE QUARTERLY INCOME STATEMENTS

On December 31, 1989, a Plan of Merger became effective, resulting in Conestoga Enterprises, Inc.(CEI) becoming the parent company of The Conestoga Telephone and Telegraph Company(CTT). The merger was accounted for as a pooling of interests.

During 1991, CEI accepted assignment of CTT interests in its joint ventures to offer cellular telephone service ( Berks Reading Area CellularEnterprises (BRACE) and Lancaster Area Cellular Enterprise (LACE)) and 100 % ownership of CTT's subsidiary Northern Communications, Inc (NCI). Both were handled as non cash dividends.

Conestoga Mobile Systems, Inc.(CMS) was formed in 1991 as a new subsidiary to provide paging services. CTT transferred its investment in deregulated paging equipment and associated depreciation reserve to CEI as a non cash dividend, who in turn transferred the paging equipment and associated reserve to CMS as additional paid in capital to the subsidiary. There was no effect on the consolidated financial statements.

During the second quarter of 1995 CEI and Infocore, Inc. (a King of Prussia, Pa.
firm) formed Conestoga Wireless Company (CWC). CWC is a Pennsylvania limited liability company which is owned 60% by CEI and 40% by Infocore, Inc. CWC will provide broadband personal communication services if it is successful in acquiring licenses in the upcoming Federal Communications Commissions Personal Communications Service (PCS) Spectrum Auction.

On October 19, 1995, CEI entered into a definitive agreement relating to the acquisition of Buffalo Valley Telephone (BVT) Company by CEI. Pursuant to the merger agreement BVT would become a subsidiary of CEI. The consideration to be paid for each outstanding BVT share is either (i) $65.00 in cash, (ii) one share of $65.00 convertible preferred stock of CEI, or (iii) 2.4 shares of CEI common stock. Total consideration to be paid would be approximately $58 million.


FINANCIAL CONDITION
     The cash and cash equivalents for the first nine months of the current year increased $594,280, which is an increase over the previous year's first nine months. The net cash provided by operating activities increased $717,421 for the current period, along with increases in investment activities of $385,109 and decreases in financing activities of $283,455.

    Capital expenditures are provided primarily by internally generated funds. There was outside short term borrowing required during the third quarter and outstanding on September 30, 1995 of $1,000,000.

RESULTS OF OPERATIONS

   Net income for the first nine months increased 1.3% when compared with the first nine months of the previous year. The consolidated financial statements (unaudited) for the period include profits (losses) from the company's subsidiaries and joint ventures as follows:

       CEI              Parent Company       $308,712
       CT&T             Local Exchange Carr$4,375,377
       NCI              Reseller of Long Di  $379,836
       CMS              Paging Services      ($43,453)
       CWC              PCS Company          ($13,305)

OPERATING REVENUES
   Operating Revenues for the third quarter of 1995 were $7,578,316, an increase of 2.3% when compared with the third quarter of 1994. Operating Revenues for the current quarter of this year, when compared with the second quarter decreased 7.1%. The current quarter included a one time negative adjustment in the access revenues billed during the second quarter. The second quarter included the settlement of the directory advertising for the 1993\94 directories.

 Operating Revenues for the first nine months of 1995 were $23,075,177, an
increase of 1.0%  when compared with the first nine months of 1994.   The
increase in operating revenues is comprised of the following:
                                 Increase/
                                 (Decrease)     %
                Local Network Ser ($40,042)      -0.9%
                Network Access    $356,670        5.2%
                Long Distance Net($431,756)      -5.3%
                Nonregulated      $387,785       13.7%
                Miscellaneous (ne ($37,912)      -6.0%

Local Network Servic     The decrease in local service revenues is a direct
result of the elimination of the touch tone line charge during the second half of 1994, which was agreed to in the settlement of the show cause order with the Pa. Public Utility Commission, as well as revisions to the Extended Area Service (EAS) settlements with Bell of Pa. resulting in a negative settlement during 1995. Total telephone and pager access lines increased 3.4% during the first nine months of 1995.

Network Access   The increase in access revenues is a result of increased
minutes of use, on the interlata long distance network , of about 12.5% during the first nine months of 1995.

Long Distance Networ   The decrease in long distance revenues during the first
nine months of 1995, when compared with the same period of 1994 can be attributed to the exceptionally high volume of traffic during the first quarter of 1994 on the intralata network as well as the optional EAS plan implemented during the second half of 1994. When a customer selects an optional EAS plan they pay a slightly higher monthly fee, but then have an extended local (free) calling area which reduces toll revenues.

Nonregulated     Increases  in nonregulated revenues were recorded on Conestoga
Telephone Company's non regulated lease and sale of equipment. Directory advertising revenues also increased due to accrual of the 1994/95 directory settlement. Conestoga Mobile Systems recorded increased revenues during this period when compared with the same period of 1994.

OPERATING EXPENSES

  Operating Expenses for the third quarter of 1995 were $5,000,394, an increase of 7.1% when compared with the third quarter of 1994. Operating Expenses for the current quarter of this year when compared with the second quarter decreased 3.5% due to central office software upgrade during the second quarter.

   Operating Expenses for the first nine months of 1995 were $14,999,085, an increase of 4.6% when compared with the first nine months of 1994. The increase in operating expenses is comprised of the following:
                                 Increase/
                                 (Decrease)         %
                Plant Specific     $44,509        2.0%
                Plant Non-Specifi $239,666        5.3%
                Customer Operatio $111,342        3.4%
                Corporate Operati $234,157       18.1%
                Nonregulated      ($31,097)      -1.5%
                Operating Taxes    $57,527        6.3%

Plant Specific      The increase in plant specific operating expenses is due in part to building renovations during 1995. General Support expenses increased about 45%, while outside operating plant expenses were generally down.

Plant Non-Specific Depreciation expense accounted for the majority of the increase in plant non-specific operating expenses for the current period. Depreciation expense increased $216,181 or 6.1% when compared with the same period of 1994.

Customer Operations The increase in customer operating expenses during the first nine months of 1995 can be attributed to several one time charges for outside consulting and studies as well as one time charges for billing system changes.

Corporate Operations The increase in corporate operating expenses during the current year can be attributed to several one time charges for legal fees and consulting services. Compensation expense also increased due to the addition of two administrative employees.

OTHER (INCOME) DEDUCTIONS, NET
   Interest on Funded Debt for the first nine months of 1995 increased 12.7%, which reflects the increase in the prime interest rate during 1995. The interest rate with the local bank is at prime rate less 1/2%. As of September 30, 1995 there is short term obligation outstanding of $1,000,000.
     The income from the two partnerships which provide cellular telephone service increased substantially during the first nine months of 1995 when compared with the first nine months of 1994. Net income for the first nine months of 1995 increased by 139% to $554,194 when compared to $232,173 for the same period of 1994.


INCOME TAXES
   Income taxes for the first nine months of 1995  are $3,477,924, an increase
of 3.0% when compared with the first nine months  of 1994.   The Pa. corporate
tax rate for 1995 decreased  from 11.99% in 1994 to 9.99%.


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

                                    CONESTOGA ENTERPRISES, INC.




     Date ______11/14/95_______     By_______/s/ John R Bentz____________
                                                  John R. Bentz
                                            Executive Vice President



     Date______11/14/95________    By____/s/ Albert H Kramer____________
                                                  Albert H. Kramer
                               Vice President, Finance and Administration