Form 10-Q/A
period 1995-09-30
CONESTOGA ENTERPRISES INC
filed 1995-11-14
CIK 854727

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

We are submitting this amended 10Q for Sept. 30, 1995 due to an error in the Management Discussion and Analysis section(Income Taxes). The income taxes for the current year decreased rather than increased as the original filing indicated.


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


INCOME TAXES
   Income taxes for the first nine months of 1995  are $3,477,924, a decrease
of 4.2% when compared with the first nine months  of 1994.   The Pa. corporate
tax rate for 1995 decreased  from 11.99% in 1994 to 9.99%.


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