Form 10-K
period 1995-12-31
CONESTOGA ENTERPRISES INC
filed 1996-03-11
CIK 854727

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995  Commission File Number 0-24064



                  CONESTOGA ENTERPRISES, INC.

a Pennsylvania Corporation                       Employer IRS No. 23-2565087

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

                                 Yes __X____ No _______

Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                [      ]


Indicate the number of shares outstanding of each of the issuers' classes of Common Stock, as of the close of the period covered by this report.

          Class                       Outstanding at December 31, 1995

     Common Stock, $5.00 par value                     3,848,922

The aggregate market value of the voting stock held by non-affiliates on February 29, 1996, was $94,622,644. The stock of the Company is traded on NASDAQ Small Cap market (ticker symbol "CENI"). Therefore, the price is based on the most recent price at which the Company's stock has been traded.
     DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 4, 1996, are incorporated by reference into
Part III of this report.

                             PART I

ITEM 1.  BUSINESS

     Conestoga Enterprises, Inc. (CEI, or the Company)is a Pennsylvania corporation that is doing business as a holding company owning all of the outstanding shares of the Conestoga Telephone and Telegraph Company (CTT), Northern Communications, Inc. (NCI), and the Conestoga Mobile Systems, Inc.
(CMS). CEI has a 70% partnership interest in the Berks and Reading Area Cellular Enterprises
ITEM 1.  BUSINESS  (Continued)
Partnership (BRACE) and a 10% partnership interest in the Lancaster Area Cellular Enterprises Partnership (LACE). It also has a 60% interest in Conestoga Wireless Company (CWC), a limited liability company, formed during 1995 to provide personal communication services (PCS). CEI was incorporated on January 27, 1989 under the provisions of the Business Corporation Law of Pennsylvania, Act of May 5, 1933, P.L. 364, as amended and supplemented, to do all things and exercise all powers, rights and privileges which a business corporation may now or hereafter be organized or authorized to do or exercise under such act.

     CEI owns all of the outstanding shares of CTT, an independent local exchange carrier, which furnishes communication services, mainly local and toll telephone service, to an area of approximately 300 square miles which includes parts of the counties of Berks, Chester, Lancaster, and Montgomery, in the Commonwealth of Pennsylvania. CTT's services are distributed through its telephone exchanges and system of overhead and underground wire and cables. CTT's entire telephone system is digitally equipped. The population of CTT's service area is estimated to be 119,500, with an average annual growth rate of
 .76%.

     CEI became the owner of all of the outstanding stock of CTT on December 31, 1989, pursuant to a plan of merger in which the owners of all of the outstanding shares of voting stock of CTT exchanged their shares for outstanding shares of CEI. CEI's shares are registered under the Securities Act of 1933.

     CTT was organized and incorporated on August 20, 1902, under the laws of the Commonwealth of Pennsylvania as a telephone utility company. CTT's geographic service area is authorized and established by the Pennsylvania Public Utility Commission (PUC). Such authorization is perpetual. Within this area, at the present time, it is not in competition with any other company in providing local exchange telephone service. However, during 1995 the PUC approved petitions of four Competitive Local Exchange Carriers (CLEC's) to offer local exchange telephone service in Pennsylvania.

     CTT is subject to the jurisdiction of the Federal Communications Commission (FCC) with respect to interstate services. CTT is also subject to the jurisdiction of the Pennsylvania Public Utility Commission (PUC) with respect to intrastate services.

      CTT faces competition from private communication systems and interexchange carriers who have the capacity to originate and/or terminate calls without the use of the company's facilities in the company's service area. It also competes with other suppliers in the area of private branch service exchanges and mobile radio telephone services.

      The earnings for 1995  were impacted by several events as follows:

     1. 1995 was the first full year of operations under the terms of the Pennsylvania Public Utility Commissions's settlement of the Show Cause proceedings, instituted against CTT. The settlement was reached during the second quarter of 1994 and implemented during the third quarter of 1994. Contained in the settlement was the elimination of the Touch Tone line charge, and establishment of "Optional EAS" for some of the Company's toll routes
(see "Regulated Industry" heading in Item 7).

     2. During the second quarter of 1995, CTT expensed additional Signaling System 7 (SS7) software for CLASS type services, which include Caller ID, Return Call and Repeat Call.

     3. The partnerships providing cellular telephone service in both the Reading metropolitan area as well as the Harrisburg, Lancaster, York metropolitan area recorded substantial increases in the undistributed net income for the year.

     On January 1, 1991, CTT transferred to CEI 100% stock ownership of Northern Communications, Inc. (NCI), which had been organized in March 1981 as a non-regulated commercial enterprise operated for the resale of long distance service. This transfer had no effect on the consolidated financial statements.

     ITEM 1.  BUSINESS (Continued)

     The net operating profits of NCI for 1993, 1994, and 1995 were $336,559, $475,762 and $491,703 respectively.

     On January 1, 1991, CTT assigned to CEI, CTT's interests in two joint ventures which provide cellular telephone services. The assigned interests consist of:

     1. A 70% partnership interest in the Berks and Reading Area Cellular Enterprises Partnership (BRACE) which in turn owns a 39% limited partnership interest in the Reading SMSA Limited Partnership providing cellular telephone service in the Reading Metropolitan Area; and

     2. A 10% partnership interest in the Lancaster Area Cellular Enterprises Partnership (LACE) which in turn owns an 18.4% limited partnership interest in the Susquehanna Cellular Communications Limited Partnership providing cellular telephone service in the Harrisburg, Lancaster and York metropolitan areas.

     These transfers had no effect on the consolidated financial statements of CEI. As of December 31, 1995, CEI had invested $1,675,746 in BRACE and $675,175 in LACE; BRACE had in turn invested $2,386,193 in the Reading SMSA Limited Partnership; and LACE had invested $6,756,151 in the Susquehanna Cellular Communications Limited Partnership.

     During the third quarter of 1995, CTT acquired an 11.85% interest in the PenTeleData Limited Partnership I, which provides certain data transmission and interconnection services, including Internet services. As of December 31, 1995, CTT had a net investment of $201,349. CTT s share of the loss for the first year was $118,651.

            Conestoga Mobile Systems, Inc. (CMS) was incorporated on April 1, 1991 to provide pager services. It began operating on June 1, 1992 in the central Pennsylvania region, after receiving regulatory approvals to acquire and operate certain radio paging systems formerly owned by United Telephone Company of Pennsylvania.

       During the last half of 1992, CTT transferred its non-regulated paging and cellular property and equipment to CEI as a non-cash dividend and CEI in turn transferred the same to CMS as additional paid in capital. Since the end of 1992 all paging operations of CEI and its subsidiaries have been provided by CMS. The transactions described above had no effect on consolidated financial statements. During the second quarter of 1994, CTT instituted monthly bulk rates for paging access lines, and established CMS as a reseller of pager access lines. The net operating loss for CMS for 1993, 1994, and 1995 was $82,663, $56,189 and $72,557 respectively.

       Conestoga Wireless Company (CWC) was formed on March 17, 1995 as a Limited Liability Company (Organized in Pa.). CEI has 60% interest and Infocore, Inc., a telecommunications company with headquarters in King of Prussia, Pa., has 40% interest. CWC is participating in the Federal Communications PCS Spectrum Auction to acquire licenses to provide personal communications services in the Eastern and Central Pa. regions.

       Percentages of the Company's consolidated operating revenue in local, long distance, nonregulated, and other services are shown on the following table:
               1995      1994      1993      1992      1991
Local*          19%       19%       20%       21%       22%
Long Distance
 and Access     65%       66%       65%       65%       65%
Nonregulated**  14%       12%       12%       10%        8%

Other***         2%        3%        3%        4%        5%
               100%      100%      100%      100%       100%

 ITEM 1.  BUSINESS (Continued)

           *CTT bills for local service on a flat rate basis.

            **Includes revenues from CTT for it's nonregulated business, (sales and lease of equipment and directory advertising) and CMS nonregulated business ( sale and lease of pager and cellular equipment and wide area pager service).

            *** Includes rent revenues, billing and collection revenues, and uncollectible revenues.


       The regulated local, long distance and access services' gross revenues contribute a greater percentage to net income than does the more competive non regulated service gross revenues.

       The Company had 50,412 access lines in service on December 31, 1995. CTT had 45,696 access lines in service and CMS 4,716 access lines. Approximately 15,000 access lines served business customers.

       CTT had a total of 127 employees as of December 31, 1995, of which 83 are covered by one collective bargaining agreement.

ITEM 2.  PROPERTIES

       Since the business of CTT is that of furnishing communication service, and as its plant is widely distributed in the territory serviced by it, its properties do not lend themselves to description by character and location of principal unit.

       As of December 31, 1995, digital switching equipment represented approximately 34% of CTT's investment in telephone plant in service; land and buildings (occupied principally by digital switching equipment) 5%; connecting lines not on subscribers' premises (a majority of which are on or under public highways, streets, and alleys, and the remainder on or under private property) 56%; general purpose computers 2%; and motor vehicles, other work equipment and furniture and office equipment 3% of such investment.

       Conestoga Mobile Systems, Inc.'s business is that of furnishing radio paging service, and as its plant is widely distributed in the territory serviced by it, its properties do not lend themselves to description by character and location of principal unit.

       As of December 31, 1995, Land, Buildings, and Towers represented approximately 33% of CMS's investment in plant; transmitters and terminal equipment 58%, and computers and other plant 9%.

       CTT owns most of its occupied buildings as well as most of the land on which the buildings are located. Several of the remote switching center buildings are located on properties which are leased. During 1995, CTT began leasing office space for it's customer service and marketing departments.

       The following tables set forth additional information in connection with the properties of the Company:
ITEM 2.  PROPERTIES (Continued)

                   TELEPHONE PLANT STATISTICS

  YEAR   MILES OF  MILES OF     MILES OF  MILES OF    CENTRAL
   END    POLE     WIRE IN       AERIAL  FIBER OPTICS   DIAL
  12/31   LINES   AERIAL CABLE    WIRES     CABLE      OFFICES
  1991     651     334,671          726      230        10
  1992     651     345,770          694      249        10
  1993     651     355,914          665      256        10
  1994     651     364,761          637      271        10
  1995     651     369,971          620      298        10


                      ACCESS LINES BY EXCHANGE
YEAR
  END
12/31   BRDS  BLLY BOTW  DGVL  GNHL MGTW   OLEY   SNVL TOTN  YLHS   TOTAL   CMS
 1991   8441  2921 12585 2570  1516 4442   2135  2104  4989  1904   43607
 1992   7880* 3009 12843 2621  1558 4705   2213  2200  5033  1966   44028  1249
 1993   8155  3097 13110 2726  1596 4866   2296  2305  5124  2054   45329  1190
 1994   7613* 3148 12256*2840  1651 5115   2471  2400  4575* 2107   44176  4138
 1995   7851  3165 12682 2926  1838 5338   2538  2468  4698  2192   45696  4716

     Standard practices prevailing in the telephone industry are followed by CTT in the construction and maintenance of its plants and facilities, and CTT considers that its plants and facilities are, as a whole, in sound physical and operating condition.

     *  Paging Access Lines transferred to CMS

ITEM 3.  LEGAL PROCEEDINGS

     The Company was not involved in any material legal proceedings as of December 31, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was nothing submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                            PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

      (a) On June 9, 1994 CEI's Common Stock began trading in the NASDAQ Over-the-Counter Small Cap Market. The Ticker Symbol is CENI. The high and low sales prices for each quarter of 1994 and 1995 (adjusted for the 5% stock dividend) are listed below.

                    1994                 High               Low
                2nd Quarter             $26.60            $25.65
                3rd Quarter             $25.72            $24.76
                4th Quarter             $25.72            $24.29

                    1995                 High               Low
                1st Quarter             $27.00            $24.00
                2nd Quarter             $26.50            $24.50
                3rd Quarter             $28.25            $25.25
                4th Quarter             $29.50            $27.00



     ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (continued)

       (b)  Approximate Number of Equity Security Holders.
                                   Approximate Number of
                                   Record Holders (as of
          Title of Class           December 31, 1995)

          Common Stock                    1,721 (1)

              (1)  Included in the number of stockholders of record are shares held in "nominee"or "street" name.

       (c)  Dividends

     Payments of dividends will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Company. During the year 1994, the total cash dividend paid by the Company was $1.11 per share. During 1995 the total cash dividend paid by the Company was $1.20 per share. Dividends were paid quarterly throughout the years. A 5% stock dividend was declared by the Board of Directors during 1994, payable February 28, 1995 to shareholders of record on January 31, 1995. Under the most restrictive covenants of the Company's debt agreement, $16,741,064 of the consolidated retained earnings is available for payment of cash dividends in 1996.
ITEM 6.  SELECTED FINANCIAL DATA

Selected Income Statement Data:

                      1995        1994        1993        1992        1991
Operating Revenue $30,869,328 $29,828,193 $28,360,336 $27,233,776 $25,270,329
Net Income          6,530,858   6,293,983   6,135,813   6,373,077   5,316,957
Earnings per Common Share*
                       $1.70       $1.64      $1.60       $1.66       $1.38
Cash Dividends declared
per Common Share*      $1.20       $1.11      $1.10       $1.09       $1.05
                      *adjusted for 5% stock dividend

 Selected Balance Sheet Data:
                      1995        1994        1993        1992        1991
Net Plant and
  Non-regulated Property
                  $46,140,262 $45,599,261 $44,989,591 $44,581,057 $43,032,644
Total Assets       58,594,725  55,799,116  53,231,772  52,041,087  51,550,445
Long-term Debt
  Less Current Maturities
                    4,645,000   5,035,000   5,425,000   5,815,000   6,515,000
Minority Interest in
     Subsidiary     * 253,367       0           0           0     **1,490,100
Stockholders' Equity
                   42,088,955  39,908,356  37,649,118  35,772,871  33,522,757
              *Conestoga Wireless Company
             **Conestoga Telephone and Telegraph Company Preferred Stock

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

     The following table sets forth for the periods indicated (a) percentages which certain items reflected in the financial data bear to total revenues and
(b) the percentage increase of such items as compared to the indicated prior period.

                       Relationship to                       Period to Period
                       Total Revenues                      Increase (Decrease)
                       Year Ended December 31                    Years Ended


                             1995    1994    1993         1994-95      1993-94
Local Service Revenues       18.7%   19.1%   20.2%          1.3%        (.5%)
Long Distance and
   Access Revenues           65.0%   66.0%   65.1%          2.1%        6.6%
Nonregulated                 13.8%   12.3%   11.6%         16.2%       11.9%
Other Revenues                2.5%    2.6%    3.1%         (6.2%)     (13.2%)
                            100.0%  100.0%  100.0%          3.5%        5.2%

                       Relationship to                    Period to Period
                       Total Revenues                   Increase (Decrease)
                       Year Ended December 31                Years Ended

                              1995    1994    1993        1994-95     1993-94
Operating Expenses            65.7%   64.3%   64.1%         5.8%        5.6%

Operating Income              34.3%   35.7%   35.9%         (.6%)       4.5%

Other Income (Net)             1.0%     .2%     .5%        374.8%     (52.9%)

Income Taxes                  14.2%    14.8%   14.7%         (.8%)       5.3%

 Minority Interest              .1%      0        0           N/A         0

Net Income                    21.2%    21.1%   21.6%         3.8%        2.6%


 RESULTS OF OPERATIONS:

     Conestoga Enterprises, Inc. was organized in 1989 to become a holding company. To date it has the following subsidiaries:

     1 - The Conestoga Telephone and Telegraph Company (CTT)
     2 - Northern Communications (NCI)
     3 - Conestoga Mobile Systems, Inc. (CMS)

It also has two partnership interests to provide cellular telephone service:

       1 - Berks and Reading Area Cellular Enterprises (BRACE) (70% interest) 2 - Lancaster Area Cellular Enterprises (LACE)(10% interest)

     Conestoga Wireless Company was formed in March, 1995, as a limited liability company, in order to bid on an FCC license to provide Personal Communication Service (PCS) in eastern Pennsylvania.

         During the third quarter of 1995 the company acquired, through CTT, an 11.85% interest in the PenTeleData limited partnership which provides toll free access to the Internet.

     Operating Revenues: Operating Revenues increased 3.5% during 1995 when compared with 1994. During the 1993-95 period they increased 8.9%. Local Service Revenues, which includes regulated revenues from CTT and CMS, increased 1.3% during 1995, when compared with 1994. The increase is directly related to the increase in access lines during 1995, and to a retroactive adjustment with an interexchange carrier for interstate public coin revenue. Local Service Revenues were negatively impacted with the elimination of the touch tone monthly line charge and the revisions to Extended Area Service settlements, which were part of the telephone company's stipulation in settlement of the 1993 show cause order instituted against it by the Pennsylvania Public Utility
Commission.    After normalizing Local Service Revenues for those adjustments there would have been an increase of 6.7%.

       Access lines increased 4.3% during 1995, adding 2,098 lines. The total access lines in service as of December 31, 1995 is 50,412. Conestoga Telephone had 45,696 and Conestoga Mobile Systems had 4,716 access lines in service. The Company anticipates that the number of access lines will continue to increase as a result of a trend in which residential customers are installing more than one access line to their residences to accommodate second telephone services or additional line usage resulting from on-line services, which can be accessed by home computers. CTT is aggressively marketing such second lines to residential customers.

       Access Service Revenues increased 8.0% during 1995, and for the 1993-95 period increased 16.1%. Interstate access minutes of use increased 3.1%. Intrastate access minutes of use increased 27.2% during 1995, a result of (1) increased usage on the intrastate network and (2) due to CTT's customers moving to other interexchange carriers for short haul toll.

     Long Distance Service Revenues, which include regulated CTT intralata toll revenue and settlements, and NCI long distance reseller revenues, decreased 2.9% during 1995 when compared with 1994. For the 1993-95 period they increased 2.8%. The decrease during 1995 can be attributed to (1) CTT's customers moving to other interexchange carriers for short haul toll and (2) the optional Extended Area Service (EAS) plan. While the movement of CTT customers to other interexchange carriers results in lower intrastate toll revenue, it increases intrastate access revenues as noted in the preceding paragraph. The EAS plan gives the customer the option to receive a certain geographic area free of toll charges in return for an increase in monthly local service rates. Consequently, high volume callers to these areas now complete calls free of charge.

     Nonregulated Sales and Lease Revenues which include CTT sale and lease of telephone equipment and directory advertising revenues, as well as CMS sale and lease of pager and cellular equipment and local and wide area reseller operations, increased 16.2% during 1995 and increased 30.1% during the 1993-95 period. CTT and CMS both recorded increased revenues in the equipment and reseller operations, but the largest increase was in CTT directory advertising revenues, due to additional settlement revenue recorded in 1995. This high rate of increase is not expected to continue, but moderate increases are expected.

     Miscellaneous Revenues which include CTT regulated revenues for rents and billing and collection, decreased 3.2% during 1995 and for the 1993-95 period decreased 11.1%. Billing and Collection revenue declined due to interexchange carrier take back of certain billing and collection functions previously performed by CTT. Miscellaneous Revenues continue to be a non growth part of the company's revenue stream.

      Uncollectible Operating Revenues increased 12% during 1995 and 44.5% during the 1993-95 period. Uncollectible revenues during 1995 were .6% of the total operating revenues. The Uncollectible revenue for 1993 contained a true-up adjustment which lowered 1993's annual writeoff, and consequently magnified the increase in Uncollectible Operating Revenues during the 1993-95 period.

     Operating Expenses: Operating Expenses increased 5.8% during 1995 when compared with 1994 and increased 11.7% during the 1993-95 period. Plant Specific Expenses, which are predominantly CTT regulated, increased 2.9% in 1995 and decreased over the 1993-95 period 7.3%. The increase for 1995 is mainly the result of renovations to the CTT business office. The 1993-95 period decrease can be attributed to the expense of the SS7 digital switching software, which amounted to
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

approximately $645,000 in 1993, and less than half that amount during 1994 and 1995. It is anticipated that central office software updates will continue over the next two years.

     Plant Nonspecific Network expenses, for 1995 increased 6.4% over 1994 and for the 1993-95 period increased 24.2%. These expenses are CTT regulated and
 include engineering, and  plant administration expense.   The increase in 1995
 is the result of charges to update our customer line assignment software package. Depreciation Expense, which is CTT and CMS regulated, increased 6.6% during the current year when compared with the previous year, and increased
 14.9% during the 1993-95 period.   The composite depreciation rate for the
 1995 was 6.56%, which is consistent with the two previous years.

       Customer Operations Expense, which includes CTT and CMS regulated, and NCI expenses, increased 7.8% during 1995 and increased 22.5% over the two year period. Customer Operations Expenses consist of customer services, marketing, advertising, ordering, and billing expenses. Billing expenses during 1995 included some one time charges for changes to the Company's billing system and bill format.

       Corporate Operations Expense, which includes regulated charges from CTT, as well as charges from CEI, CMS, NCI and CWC, increased 20.5% during 1995 when compared with 1994, and increased during the 1993-95 period 16.4%. The increase during 1995 is due to the change in the corporate structure with the addition of Vice President Operations and Vice President Finance & Administration, as well as additional legal, accounting, and consulting fees associated with the formation of Conestoga Wireless Company and preliminary merger negotiations with Buffalo Valley Telephone Company. It anticipated that these additional charges will continue in 1996 as the Company continues its involvement in both the PCS bidding process through CWC and the acquisition of Buffalo Valley Telephone Company.

       The decrease in 1994 when compared with 1993 reflects the additional one time charges in connection with the telephone company's show cause order issued by the Pennsylvania Public Utility Commission during 1993. The order was an investigation into CTT rates to determine if there was an overearnings situation under rate of return regulation. The additional charges associated with this investigation included legal and consulting fees which amounted to approximately $70,000.

         Labor sensitive operating expenses increased as a result of the three year contract negotiated with the union during 1993. Effective May 10, 1995, the third year of the contract, wage rates increased 4%, which had the effect of increasing labor sensitive benefits as well.

     Non-regulated Sales and Lease Expenses, which include charges from CTT and CMS, decreased 1.6% during 1995, but increased 8.9% during the 1993-95 period. Taxes other than income taxes decreased 3.6% during 1995 when compared with 1994.

     Other Income/Expense (net): Interest expense increased 1.4% during 1995 when compared with 1994 and during the 1993-95 period increased 16.2%. There was some interim financing required throughout 1994 and 1995 , as well as increases in interest rates when compared with 1993. CTT has two 10-year unsecured term loans obtained through a local bank. One carries an interest rate at prime and a ceiling of 8.5% , with principal due 1997, the other one carries an interest rate at prime with a ceiling of 8.4% through May 1997, with principal payments due quarterly.

     The Company holds a 70% partnership interest in the BRACE partnership which in turn owns a 39% limited partnership interest in the Reading SMSA Limited Partnership providing cellular telephone service in the Reading metropolitan area, and a 10% partnership interest in the LACE partnership, which in turn owns an 18.4% limited partnership interest in the Susquehanna Cellular Communications Limited Partnership providing cellular telephone service in the Harrisburg, Lancaster, York metropolitan area. The income from the Company's interests in these ventures increased 102.1% to $778,179 in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

       The undistributed net income from partnerships during 1995 increased 71.3% and reflects the increases in the two cellular ventures described in the proceeding paraqraqph as well as a first year loss for CTT's limited partnership interest in PenTelData, which provides Internet services. During the 1993-95 period the undistributed net income from these ventures increased 55.4%.

          Income Taxes: Income taxes decreased (.8%) during 1995 when compared with 1994 but during the two year period 1993-95 increased 4.4%. The federal income tax rates over the period remained unchanged, but the state income tax rate during 1995 decreased from 11.99% to 9.99% and during 1994 decreased from 12.25% to 11.99%.

     Minority Interest: The minority interest recorded during 1995 reflects Infocore, Inc.'s 40% interest in net loss for Conestoga Wireless Company (CWC).

     Net Income: Net Income for 1995 increased 3.8% when compared with 1994,and for the 1993-95 period increased 6.4%. These increases can be attributed to increased growth in access lines, increased minutes of use on the network for access and long distance services, increased undistributed profits from the partnerships providing cellular services, as well as decreased state income tax rates.

    Balance Sheet Items: During 1994 the company adopted FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that the Company's marketable equity securities be recorded at fair value based on quoted market price and unrealized appreciation and depreciation, net of taxes, be reported as a component of stockholders' equity until realized.

         Accounting for the Effects of Certain Types of Regulation ("SFAS 71"):
    The Company follows the accounting statement which recognizes the economic effect of rate regulation by recording costs and a return on investment as such amounts are recovered through regulatory authorized rates. As of December 31, 1995 the Company has no regulated assets and regulated liabilities total $537,175. The Company currently expects to follow the accounting prescribed by SFAS 71 in the foreseeable future, but if the Company were required to discontinue this practice the effects of writing off any regulatory assets and liabilities would not be material to operations of the Company.

     Liquidity and Capital Commitments:
        Current Operations: The Company had commitments at December 31, 1995 of $1,200,000 for the purchase of equipment and materials to continue to upgrade its telecommunications plant base. The projected capital budget requirements for 1996 of approximately $5.7 million will be financed through internally generated funds.

           The line of credit with the bank remained at $3 million during 1995, with the interest rate to be negotiated at the time of use. The current year's advances were at base rate (prime, 8.75%) less .5%. The prime rate applicable
at December 31, 1995 and 1994 was 8.75% and 8.5% respectively,   The line of
credit was utilized several times during 1995 to cover current expenses. There was a $500,000 balance outstanding on December 31, 1995.

      Inflation over the period, 1993-95, had minimal effect on operating expenses. Management continues to believe that any future impact inflation might have on operating expenses will be partially offset by customer growth and by general rate increases to the extent necessary to maintain reasonable earnings.

        The Company has continued to invest in the future of the telecommunications industry through the ownership of the publicly traded stock of other telecommunication companies. During 1995 the Company's total investment in these publicly traded stock grew 39.4% due to unrealized appreciation of such stock. The current market value

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

 of such investment is $1,585,102 . Although the Company currently plans to retain such stock as investments, it is a source of liquidity should the need arise.

     Management believes that the current working capital is adequate to meet the immediate operating requirements, and that the current available credit facilities are adequate to provide short term financing for unforeseen requirements.


  Pending Acquisition:
          On October 18, 1995 the Company entered into an agreement and plan of merger to acquire all of the common stock of Buffalo Valley Telephone Company
(BVT) an independent local exchange carrier. The agreement calls for the BVT shareholders to elect to receive, for each BVT share held, one of the following:
(1) $65 in cash, (2) one share of CEI $3.42 Series A Convertible Preferred Stock ( with stated value of $65 per share),or (3) 2.4 shares of CEI common stock, subject to certain adjustments. The acquisition is subject to certain conditions, including approval of the merger by BVT shareholders and the Pa. Public Utility Commission, and the approval of CEI shareholders of the amendment to the company's Articles of Incorporation authorizing the Series A Preferred Stock. The effective date of the merger is expected to be during the second quarter of 1996. CEI has a letter of commitment from its bank lender committing the bank to lend the funds necessary to complete the acquisition.

       Management views the acquisition of BVT as being critical to its future growth and development as an independent local exchange carrier. With the acquisition of BVT it will be able to achieve greater economies of scale and expand its service area over a substantially greater area.

   Formation of Conestoga Wireless Company and PCS Bidding:
         In March 1995, the Company and Infocore, Inc. ("Infocore") formed Conestoga Wireless Company (CWC). The Company owns 60% and Infocore owns 40%, of CWC. CWC is bidding in the FCC auctions for Personal Communication Services ("PCS") bandwidth. PCS is a wireless communications service based on lower power and a higher frequency bandwidth than cellular service. PCS is anticipated to be more reliable, of better quality and less expensive than cellular. The service areas for which CWC is bidding include the Reading, Lancaster, Pottsville, Stroudsburg, and Sunbury basic trading areas. These auctions may not be completed until the second quarter of 1996. Management does not know at this point whether CWC will be the successful bidder for any of the aforementioned service areas. The Company anticipates that, if it is successful in the bidding process, it would be able to fund its share of the cost of the PCS licenses out of current earnings, but it would have to obtain financing from outside sources to fund its share of the development of the PCS system.

       On February 21, 1996, a letter of intent was signed with Pencor Services, Inc. (the parent company of Palmerton Telephone Company and Blue Ridge Cable TV) to purchase a 19.70% interest in CWC. After the transaction is completed in the second quarter of 1996, CEI's, Infocore's, and Pencor Services, Inc.'s ownership interests will be 50.15%, 30.15%, and 19.70%, respectively.

        Management views participation in PCS as being an important part of its future business. PCS is expected to be a reliable, convenient and inexpensive vehicle for providing mobile telephone service. It will help protect the Company's current customer base and provide for expansion into areas beyond its local franchise area.


           Effects of Substantial Indebtedness and Preferred Stock on Future
Operations:
           Currently, the Company is operating with a low level of debt financing. At December 31, 1995, for example, the Company had approximately $4.7 million of long term debt outstanding as compared to approximately $42.1 million
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

of common equity. This resulted in a ratio of 12% debt to 88% equity. In connection with the acquisition of BVT,and PCS licenses, the Company could incur significant amounts of debt and preferred stock.

          Although a higher level of debt and preferred stock is not unusual in the telephone utility industry, the additional debt and preferred stock may have important consequences on the Company's future operations, including (i) the Company will incur significant interest expense, and have significant preferred stock dividend and principal repayment obligations, (ii) the Company will be subject to significant unscheduled preferred stock redemption obligations because the preferred shares issuable in the acquisition may be "put" by the holders thereof beginning two years after the effective date thereof; (iii) the Company's increased leverage may make it more vulnerable to economic downturns and reduce its flexibility in responding to changing business and economic conditions; and (iv) payment of dividends on the Company's common shares, may be restricted by the level of financial resources needed to service the Company's additional debt and preferred stock.

         Regulated Industry:

              Conestoga Telephone Company (CTT) is subject to a rate making process regulated by the Pennsylvania Public Utility Commission (PUC) called rate base rate of return. In 1993 the PUC issued a show cause order against CTT, which was an investigation into the rates of the company to determine
whether its earnings were excessive under this form of regulation.   During
1994 an agreement between the PUC and the CTT was reached. CTT agreed (i) to provide its customers with touch tone service free of charge; (ii) not to increase rates for three years; (iii) to provide certain dialing areas with an optional Extended Area Service plan. The PUC agreed not to file a show cause order concerning rates and earnings for a period of three years. This agreement affects the revenues, prices and earnings of CTT as reflected throughout this Form 10-K . Increased income can only be achieved through increased customers, greater volume of traffic on the network and through control of its expenses.

                An amendment to the Pennsylvania Public Utility Act passed in 1993, provides for streamlined rate regulation and a method for determining rates other than the rate base rate of return regulation and procedures. This new regulation referred to as Chapter 30, provides a price stability mechanism in which a telephone company's annual revenues from non-competitive services may be permitted to change in line with the gross domestic product price index, minus 2.25%, with no limitation on earnings by the regulated company. In order to avail itself of the procedures permitted by chapter 30, CTT must commit itself to provide universal broadband services by 2015. As of yet, CTT has not determined the full effects of such a pricing mechanism. Therefore CTT has not availed itself of the alternate pricing procedures.

              The telecommunication industry continues to undergo fundamental changes, which may have a significant impact on financial performances. The recently passed Federal Telecommunications Act , while apparently lifting the ban on cross ownership between cable and telephone companies in communities served by the local telephone company, opens the local telephone company's market to new competitors providing local exchange service.

            Management recognizes that there will be substantial competitive pressure within the local loop from many players. It also believes that competition will bring many new opportunities for the local exchange companies. Management is endeavoring to position the Company to take advantage ofthese opportunities as they arise, and remains optimistic about the future.

 PART II
 Item 8.  Financial Statements and
Supplementary Data
INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Conestoga Enterprises, Inc.
Birdsboro, Pennsylvania


     We have audited the accompanying consolidated balance sheets of Conestoga Enterprises, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995, and the supporting schedules listed in the Index at Item 14(a)(2). These financial statements and the supporting schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the supporting schedules based on our audits.


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


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conestoga Enterprises, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, and the supporting schedules present fairly the information required to be set forth therein in conformity with generally accepted accounting principles.


                                        BEARD & COMPANY, INC.


Reading, Pennsylvania
January 20, 1996

CONESTOGA ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

         December 31,                                     1995         1994
                    ASSETS

CURRENT ASSETS
       Cash and cash equivalents                       $ 671,495   $  907,050
   Accounts receivable, including unbilled revenue     3,751,182    3,602,102
   Inventories, at average cost                          576,786      596,716
   Prepaid expenses                                      404,271      361,535

          Total current assets                         5,403,734    5,467,403

       INVESTMENTS AND OTHER ASSETS
        Investments in equity securities               2,361,102    1,913,165
   Investments in partnerships                         2,552,270    1,664,744
   Nonregulated property and equipment                   902,906      945,387
   Prepaid pension costs                               1,425,584    1,096,731
   Other                                                 711,773       57,812

                                                       7,953,635    5,677,839

  PLANT
   In service                                         83,889,802   79,340,171
   Under construction                                  1,064,075      502,215
                                                      84,953,877   79,842,386
   Less accumulated depreciation                      39,716,521   35,188,512

                                                      45,237,356   44,653,874




                                                   $  58,594,725  $55,799,116

  See Notes to Consolidated Financial Statements.




  December 31,                                          1995         1994
  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
  Note payable                                       $ 500,000      $    -
  Current maturities of long-term debt                 390,000        390,000
   Accounts    payable                               1,982,689      1,868,367
   Accrued:
     Taxes                                                -             2,768
     Payroll and vacation pay                          390,372        392,745
   Advance billings and customer deposits              484,617        910,893

          Total current liabilities                  3,747,678      3,564,773

  LONG-TERM LIABILITIES
   Long-term debt, less current maturities           4,645,000      5,035,000
   Accrued postretirement cost                         447,908        302,247
   Other                                               189,681        165,258

                                                     5,282,589      5,502,505

  DEFERRED INCOME TAXES                              7,222,136      6,823,482

  COMMITMENTS

  MINORITY INTEREST IN SUBSIDIARY                      253,367           -

  STOCKHOLDERS' EQUITY
   Common stock, par value $ 5 per share; authorized
   10,000,000 shares; issued and outstanding
   1995 3,848,922 shares; 1994 3,665,967 shares     19,244,610     18,329,835
       Additional paid-in capital                    4,769,183        950,049
       Common stock dividend distributable              -           4,733,909
       Retained earnings                            17,727,271     15,814,593
       Net unrealized appreciation on marketable equity
            securities                                 347,891         79,970

                                                    42,088,955     39,908,356

                                                   $58,594,725    $55,799,116
     CONESTOGA ENTERPRISES, INC.
     CONSOLIDATED STATEMENTS OF INCOME


     Three Years Ended December 31,            1995        1994         1993

     Operating revenues:
          Local service                  $ 5,774,650  $ 5,699,215  $ 5,727,580
   Access service                          9,840,752    9,112,441    8,476,734
   Long distance service                  10,253,164   10,564,165    9,977,452
   Nonregulated sales and lease            4,270,249    3,673,849    3,281,851
   Miscellaneous                             902,701      932,102    1,015,897
   Uncollectible operating revenues         (172,188)    (153,579)   (119,178)

                                          30,869,328   29,828,193   28,360,336

  Operating expenses:
   Plant specific                          3,074,746    2,988,336    3,318,203
   Plant nonspecific:
            Network and other              1,365,546    1,282,990    1,099,094
            Depreciation                   5,138,828    4,822,211    4,471,427
          Customer operations              4,787,434    4,439,584    3,908,112
   Corporate operations                    2,137,427    1,773,415    1,835,812
   Nonregulated sales and lease            2,462,666    2,502,042    2,262,348
   Taxes other than income                 1,318,887    1,368,848    1,270,589

                                          20,285,534   19,177,426   18,165,585

               Operating income           10,583,794   10,650,767   10,194,751

       Other income (expense), net:
          Interest expense                  (427,812)   (422,106)    (368,273)
     Income from unconsolidated partnership
            interests                        659,526     385,077      424,432
          Other, net                          91,251     105,048       88,286

                                             322,965      68,019      144,445

  Income before income taxes              10,906,759  10,718,786   10,339,196

  Income taxes                             4,390,341   4,424,803    4,203,383

  Income before minority interest          6,516,418   6,293,983    6,135,813

Minority interest in net loss of subsidiary   14,440       -            -

                    Net income            $6,530,858  $6,293,983   $6,135,813

       Earnings per common share          $     1.70  $     1.64   $     1.60

Weighted average common shares outstanding 3,848,922   3,843,174    3,843,174

       See Notes to Consolidated Financial Statements.

       CONESTOGA ENTERPRISES, INC.
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




       Three Years Ended December 31, 1995, 1994 and 1993





                                                Additional    Common
                                       Common    Paid-In      Stock
                                        Stock     Capital     Dividend
                                                            Distributable
    Balance, December 31, 1992     $18,302,470    $837,032  $      -
    Net income                            -           -            -
       Cash dividend ($ 1.10 per share)   -           -            -

       Balance, December 31, 1993   18,302,470     837,032         -
       Adjustment to beginning balance
       for change in accounting
       method, net of taxes                -           -           -
       Net income                          -           -           -
       Cash dividend ($ 1.11 per share)    -           -           -
       Issuance of stock under employee
       stock purchase plan              27,365     113,017         -
       5% stock dividend distributable     -           -      4,733,909
       Net change in unrealized
          appreciation on marketable
          equity securities, net of taxes  -           -         -

       Balance, December 31, 1994     18,329,835   950,049    4,733,909
       Net income                         -          -          -
       Cash dividend ($ 1.20 per share)    -          -          -
      Distribution of 5% stock dividend  914,775  3,819,134  (4,733,909)
       Net change in unrealized
          appreciation on marketable
          equity securities, net of taxes  -          -          -

       Balance, December 31, 1995   $ 19,244,610 $4,769,183  $   -

       See Notes to Consolidated Financial Statements.



                   Net
                   Unrealized
                   Appreciation
                   On Marketable
       Retained      Equity
       Earnings      Securities          Total

      $16,583,369  $    -           $ 35,722,871
        6,135,813       -              6,135,813
       (4,209,566)      -             (4,209,566)

       18,509,616       -             37,649,118


            -           153,260          153,260
         6,293,983       -             6,293,983
        (4,246,172)      -            (4,246,172)

             -           -               140,382
         (4,742,834)     -                (8,925)


             -           (73,290)         (73,290)

         15,814,593       79,970       39,908,356
          6,530,858      -              6,530,858
         (4,618,708)     -             (4,618,708)
                528      -                    528


             -           267,921          267,921

       $ 17,727,271   $  347,891    $  42,088,955




       CONESTOGA ENTERPRISES, INC.
       CONSOLIDATED STATEMENTS OF CASH FLOWS


     Three Years Ended December 31,             1995     1994      1993

       CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                          $6,530,858  $6,293,983  $6,135,813
     Adjustments to reconcile net income
        to net cash provided by operating
       activities:
       Depreciation                          5,494,723   5,188,997   4,875,540
          Income from unconsolidated
               partnership interests          (659,526)   (385,077)  (424,432)
                 Minority interest in loss of
                 subsidiary                    (14,440)      -          -
       Change in assets and liabilities:
       (Increase) decrease in:
            Accounts receivable               (149,080)    (82,574)  (265,756)
            Materials and supplies              19,930    (200,277)   123,849
            Prepaid expenses                   (42,736)   (278,803)   (15,026)
            Prepaid pension costs             (328,853)   (124,640)   (70,619)
            Other assets                      (653,961)     (5,169)    20,437
               Increase (decrease) in:
               Accounts payable                114,322      295,600  (242,762)
             Accrued expenses and other
             current liabilities              (430,889)     123,195  (162,402)
                 Other liabilities             170,082      180,238    68,459
            Deferred income taxes              218,640       32,443  (108,857)

            Net cash provided by operating
                  activities                 10,269,070  11,037,916 10,034,244

          CASH FLOWS FROM INVESTING ACTIVITIES
               Plant removal costs            (113,962)   (125,808) (131,366)
             Salvage from plant retired        157,322     196,937   502,653
             Purchase of plant              (6,079,084) (5,869,796)(5,655,363)
             Purchase of investments               -      (776,000)       -
             Capital investments in unconsolidated
             partnership interests             (320,000)    (7,000)       -
             Capital distributions from
             unconsolidated partnership
             interests                           92,000      17,900       -

          Net cash used in investing
                      activities            (6,263,724) (6,563,767)(5,284,076)
       CONESTOGA ENTERPRISES, INC.
       CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


       Three Years Ended December 31,             1995       1994      1993

       CASH FLOWS FROM FINANCING ACTIVITIES
          Borrowings on line of credit       2,000,000    2,300,000   700,000
   Principal payments on line of credit     (1,500,000)  (2,300,000) (700,000)
   Principal payments on long-term debt       (390,000)    (390,000) (390,000)
       Proceeds from issuance of stock
         under the employee stock purchase plan    -        140,382        -
          Cash dividends paid             (4,618,708)  (4,246,172) (4,209,566)
   Minority interest investment in
     subsidiary                              267,807           -          -

  Net cash used in financing activities   (4,240,901)  (4,495,790) (4,599,566)

          Increase (decrease) in cash and
                       cash equivalents     (235,555)     (21,641)    150,602

          Cash and cash equivalents:
               Beginning                     907,050      928,691     778,089

   Ending                             $      671,495  $   907,050   $ 928,691

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
            Interest                    $    427,812    $ 422,106   $ 368,273

            Income taxes                $  4,283,881    $4,859,254  $4,631,869

     See Notes to Consolidated Financial Statements.
          CONESTOGA ENTERPRISES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     1
     SIGNIFICANT ACCOUNTING POLICIES
      Principles of consolidation and nature of operations:
      The consolidated financial statements include the accounts of Conestoga Enterprises, Inc. (CEI) and its subsidiaries:

      The Conestoga Telephone and Telegraph Company (CTT), a wholly-owned subsidiary, which is an independent local exchange carrier providing both regulated and nonregulated communication services.

      Northern Communications, Inc. (NCI), a wholly-owned subsidiary, which resells long distance services.

      Conestoga Mobile Systems, Inc. (CMS), a wholly-owned subsidiary, which provides paging communication services.

      Conestoga Wireless Company, LLC (CWC), a 60%-owned subsidiary formed in March 1995 to bid in the personal communication services (PCS) auction, scheduled for early 1996, by the Federal Communications Commission for bandwidth to provide PCS, a wireless telecommunications technology.

      CEI, CTT, NCI, CMS and CWC are collectively referred to herein as the Company. All significant intercompany transactions have been eliminated in consolidation.

      The Company's primary service area is eastern Pennsylvania.

      CTT is subject to rate regulation by the Pennsylvania Public Utility Commission (PUC) and the Federal Communications Commission (FCC) and, accordingly, follows the accounting prescribed by the Financial Accounting Standards Board (FASB) Statement No. 71, "Accounting for Certain Types of Regulation".

       Use of estimates:
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets & liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1
SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and cash equivalents:
For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At times, cash balances exceed F.D.I.C. limits.

Depreciation methods and plant accounting policies:
Depreciation is computed by the straight-line method. Individual rates are used for each class of depreciable property. The effective composite depreciation rates for the years 1995, 1994 and 1993 were 6.56%, 6.58% and 6.59% respectively.

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

Investments in equity securities:
All marketable equity securities are classified as available for sale. These securities are recorded at fair value based on quoted market prices and unrealized appreciation, net of taxes, is reported as a separate component of stockholders' equity until realized. Gains and losses are determined using the specific-identification method.

Investment in partnerships:
The Company is accounting for its investments in partnerships by the equity method.

Revenue recognition:
The Company's revenues are recognized when earned. Access service and long distance service revenues are derived from access charges, toll rates and settlement arrangements. The Company records retroactive settlements as revenues in the year the settlements become known in accordance with industry practice.



CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1
SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes:
Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Per share amounts:
Net income per share of common stock is based on the weighted average number of shares outstanding each year after giving retroactive effect to stock dividends.

New accounting standard:
In 1995, the Financial Accounting Standards Board (FASB) issued Statement
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which establishes accounting and measurement standards for the impairment of long-lived assets such as property and equipment, certain identifiable intangibles and goodwill related to those assets. The Company is required to adopt the Statement effective January 1, 1996 and the effect of its implementation is not expected to have a material impact on the Company's financial position or results of operations.

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




2
INVESTMENTS IN EQUITY SECURITIES

The following is a summary of the Company's investments in equity securities:

                                                           December 31
                                                          1995         1994
              Marketable equity securities:
              Aggregate cost                           $999,490     $999,490
              Gross unrealized appreciation             585,612      137,675
              Fair value                              1,585,102    1,137,165
Nonmarketable equity security:
Investment in Buffalo Valley Telephone Company
           common stock, at cost (see Note 17)           776,000     776,000

                                                       2,361,102   1,913,165
The Company's investments in equity securities are concentrated in the telephone utility industry.


3
INVESTMENTS IN PARTNERSHIPS

                                                               December 31,
                                                         1995           1994

Berks and Reading Area Cellular Enterprises
  (BRACE), 70% interest                             $ 1,675,746    $ 1,065,824
Lancaster Area Cellular Enterprises (LACE),
  10% interest                                          675,175        598,920
PenTeleData, 11.85% interest                            201,349          -

                                                   $  2,552,270 $    1,664,744

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3
INVESTMENTS IN PARTNERSHIPS (CONTINUED)

BRACE's sole activity is a 39% limited partnership interest in the Reading SMSA Limited Partnership, which provides cellular telephone service to the Reading metropolitan area. BRACE is reported on the equity method since it, as a limited partner, has no operational control of the Reading SMSA Limited Partnership. LACE is an 18.4% limited partner in the Susquehanna Cellular Communications Limited Partnership, which provides cellular telephone service in the Harrisburg, Lancaster and York metropolitan areas. LACE is reported on the equity method since CEI, as one of the three general partners in that entity, has significant influence over its operating and financial policies. PenTeleData is a limited partnership which provides Internet access services in central and eastern Pennsylvania. PenTeleData is reported on the equity method in accordance with Statement of Position 78-9. The Company's equity in undistributed net income of the partnerships was $ 659,526, $ 385,077 and $ 424,432 for 1995, 1994 and 1993 respectively.


4
TELEPHONE PLANT AND NONREGULATED PROPERTY AND EQUIPMENT

Telephone plant and nonregulated property and equipment are carried at cost less accumulated depreciation and consist of the following:

                                                       December 31,
                                                   1995          1994
Telephone plant:
   In service:
            Land and buildings                $  4,080,085   $ 3,958,199
            Digital switching equipment         28,019,258    26,515,216
            Other equipment                      4,867,984     4,418,948
               Outside plant facilities         46,922,475    44,447,808
                                                83,889,802    79,340,171
          Under construction                     1,064,075       502,215
                                                84,953,877    79,842,386
   Less accumulated depreciation                39,716,521    35,188,512

                                            $   45,237,356  $ 44,653,874
  Nonregulated property and equipment:
   Buildings                                $      112,527  $    112,527
   Equipment                                     2,219,821     2,321,171
                                                 2,332,348     2,433,698
   Less accumulated depreciation                 1,429,442     1,488,311

                                            $      902,906  $    945,387

CONESTOGA ENTERPRISES, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




  5
  LINE OF CREDIT

 The Company has an unsecured $ 3,000,000 line of credit from a bank available until May 31, 1996 with interest at a rate to be negotiated, not to exceed the bank's prime rate. At December 31, 1995, there was $ 500,000 outstanding on the line of credit with interest payable at one-half percent below prime. There were no borrowings outstanding on the line of credit at December 31, 1994.


6
LONG-TERM DEBT

       Long-term debt is summarized as follows:



                                                           December 31,
                                                          1995        1994
  Promissory note, interest payable monthly at
  prime, subject to a ceiling of 8.5%, principal
  due in 1997, unsecured                              $ 2,500,000  $ 2,500,000


  Promissory note, interest payable monthly at
  prime, subject to a ceiling of 8.4% through
  May 1997, principal due in quarterly
  installments of $ 97,500 through 2002,
  unsecured                                             2,535,000    2,925,000
                                                        5,035,000    5,425,000


  Less current maturities                                 390,000      390,000
                                                      $ 4,645,000   $5,035,000


Among other things, CTT's long-term debt agreements include various financial covenants related to the maintenance of certain net worth and debt to net worth ratios. At December 31, 1995, restricted net assets of CTT are $ 25,000,000 or 59.4% of consolidated net assets. Under the most restrictive covenants of the debt agreements, $ 16,741,064 of the consolidated retained earnings is available for payment of cash dividends in 1996.

     CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6
LONG-TERM DEBT (CONTINUED)

The aggregate amount of maturities for each of the five years subsequent to December 31, 1995 are as follows:

     1996                                                    $390,000
     1997                                                   2,890,000
     1998                                                     390,000
     1999                                                     390,000
     2000                                                     390,000
The prime interest rate applicable to the promissory notes and line of credit was 8.75% and 8.5% at December 31, 1995 and 1994 respectively.


7
COMMON STOCK

CTT has a Stock Purchase Plan for all employees who meet minimum eligibility requirements which provides for the issuance and sale of CEI common stock. The Plan is being implemented by a series of offerings. Under the fourth offering of the Plan, participating employees of CTT authorized deductions for a period of two years ended December 31, 1994. As of December 31, 1994, the Company issued 5,473 shares under the fourth offering of the Plan at a price of $ 25.65 per share. Under the fifth offering of the Plan, participating employees of CTT authorized deductions for a period of two years ending August 31, 1997. The price the employee pays for a share of stock is 95% of the average of the closing sales price of the shares as quoted on NASDAQ for the days on which sales are reported during the ten (10) business dates prior to August 31, 1997 but will not be less than $ 24.85 nor more than $ 28.38 per share. A maximum of 146,237 shares are authorized for subscription under the fifth or subsequent offerings. As of December 31, 1995, employees have reserved 5,764 shares for purchase under the fifth offering of the Plan.

On October 26, 1994, the Company declared a 5% common stock dividend, payable February 28, 1995, to stockholders of record on January 31, 1995. Average shares outstanding and all per share amounts have been restated to give retroactive effect to the stock dividend.




CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




8
DIVIDEND REINVESTMENT PLAN

The Company sponsors a Stock Reinvestment Plan for all shareholders who wish to participate. Participants' dividends will be used to purchase shares on the open market. A participant's purchase price per share will be the average market price per share for all shares purchased under the Plan for each dividend period.


9
INCOME TAX MATTERS

Net deferred tax liabilities consist of the following components as of December 31, 1995 and 1994:

                                                        1995       1994
    Deferred tax liabilities:
         Plant, in service                          $6,718,147  $6,664,880
         Prepaid pension costs                         549,229     399,939
         Investments                                   369,066     131,380
                                                     7,636,442   7,196,199
     Deferred tax assets                               414,306     372,717

                                                    $7,222,136  $6,823,482
The provision for income taxes for the years ended December 31, 1995, 1994 and 1993 was as follows:

                                              1995        1994         1993

        Current:
            Federal                       $3,136,592   $3,129,698   $3,050,411
            State                          1,035,109    1,262,662    1,261,829

                                           4,171,701    4,392,360    4,312,240
          Deferred:
            Federal                          167,915       23,312     (77,146)
            State                             50,725        9,131     (31,711)

                                             218,640       32,443    (108,857)

                                          $4,390,341   $4,424,803   $4,203,383
CONESTOGA ENTERPRISES, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  9
  INCOME TAX MATTERS (CONTINUED)

 The income tax provision differs from the amount of income tax determined by applying the federal income tax rate to pretax income for the years ended December 31, 1995, 1994 and 1993 due to the following:

                                                     1995     1994     1993

   Normal statutory federal income tax rate          34.0%     34.0%    34.0%
    Increase resulting from:
  State income tax, net of federal tax benefit        6.8       8.0      8.1
  Other                                                -       (0.7)    (1.4)

                                                     40.8%     41.3%    40.7%

10
DEFINED BENEFIT PENSION PLANS

CTT has two qualified pension plans covering its union and salaried employees. The plans provide benefits based on years of service and employee compensation. CTT's funding policy is to make contributions in compliance with applicable regulations.

The components of the pension cost charged to expense for 1995, 1994 and 1993 consisted of the following:

                                                  1995        1994      1993

Service cost (benefits earned)                $270,153     $317,134   $263,284
Interest cost on projected benefit
obligation                                     603,315      568,597    492,966
Actual return on plan assets                (2,001,488)      78,407  (576,322)
Net amortization and deferral                1,299,338     (777,411)  (99,657)

Total expense                                 $171,318     $186,727    $80,271
CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10
DEFINED BENEFIT PENSION PLANS (CONTINUED)

Assumptions used in the determination of pension plan information for 1995, 1994 and 1993 consisted of the following:

                                                 1995       1994      1993
    Discount rate                                 7.0%       8.0%       7.0%
Rate of increase in compensation levels           5.0        5.0        5.0
Expected long-term rate of return on plan assets  8.5        8.5        9.0
The following table sets forth the plans' funded status as of December 31, 1995 and 1994 and the amount recognized in the accompanying consolidated balance sheets:

                                                           1995        1994

Actuarial present value of  benefit obligations:
   Vested benefits                                    $6,680,657    $5,267,417

Accumulated benefits                                  $6,696,921    $5,282,191

Projected benefits                                   $(9,827,790) $(7,653,847)
Plan assets at fair value                             10,217,166    7,951,129

Plan assets in excess of projected benefit
               obligation                                389,376       297,282
Unrecognized net loss                                  1,308,705     1,098,883
Unrecognized net (asset)                                (506,933)    (547,906)
Unrecognized prior service cost                          234,436       248,472

Prepaid pension cost                                  $1,425,584    $1,096,731

Plan assets consist primarily of U.S. Government securities, corporate bonds and common stocks, including CEI's common stock of $ 151,393 and $ -0- at December 31, 1995 and 1994 respectively.

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11
SAVINGS AND INVESTMENT PLAN AND 401(k) PLAN

CTT has a savings and investment plan whereby participants may contribute two percent to ten percent of their salaries. Effective June 1, 1995, the Plan was amended to a 401(k) plan. CTT contributes an additional amount equal to a percentage (from twenty-five percent to one-hundred percent, as announced each year) of the participants' contributions up to six percent. The Plan covers substantially all nonunion employees. CTT contributed $ 111,912, $ 96,144 and $ 93,425 to the Plan for 1995, 1994 and 1993 respectively.

CTT has a 401(k) Plan for its union employees. Participants may contribute one percent to eight percent of their wages. CTT currently contributes fifty percent of the participants' contributions. CTT contributed $ 88,156, $ 91,161 and $ 77,109 to the Plan during 1995, 1994 and 1993 respectively.


12
DEFERRED COMPENSATION PLAN

CTT has entered into deferred compensation agreements with two executives which provide benefits payable to them upon retirement from CTT. The estimated liabilities under the agreements are being accrued over the expected remaining years of employment.


13
POSTRETIREMENT BENEFIT PLAN

CTT sponsors a postretirement health care plan for salaried employees and their spouses. The plan is contributory, with retirees contributing 50% of the premiums. The plan is unfunded. The Company's share of the estimated costs that will be paid after retirement is generally being accrued by charges to expense over the employees' active service periods to the dates they are fully eligible for benefits, except that the Company's unfunded cost that existed at January 1, 1993 is being accrued primarily in a straight-line manner that will result in its full accrual by December 31, 2012. The Company has received approval from the PUC to include the expense of this plan for ratemaking purposes pending the funding of the accruals into a trust.

     CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13
POSTRETIREMENT BENEFIT PLAN (CONTINUED)

The components of the net periodic postretirement benefit cost charged to expense for 1995, 1994 and 1993 consisted of the following:

                                             1995      1994      1993
Service cost                              $34,356    $41,903    $31,951
Interest cost on projected benefit
obligation                                 94,181     92,350     83,208
Amortization of transition obligation      56,267     56,267     56,267

    Total expense                        $184,804   $190,520   $171,426

   The following sets forth the plans' funded status reconciled with the amount recognized in the Company's consolidated balance sheets as of December 31, 1995 and 1994:

                                                     1995        1994

Actuarial present value of accumulated
 postretirement benefit obligations:
 Retirees                                        $(481,252)    $(437,030)
 Fully eligible active employees                  (366,498)     (343,172)
 Other active members                             (496,656)     (427,341)
                                                (1,344,406)   (1,207,543)
 Unrecognized transition obligation                956,529     1,012,796
 Unrecognized net (gain) loss                      (60,031)     (107,500)

 Accrued postretirement cost                     $(447,908)    $(302,247)

 Assumptions used by the Company in the determination of postretirement benefit plan information consisted of the following:

                                                  1995      1994      1993
Projected health care cost trend rate              9.5%     10.5%     11.5%
Ultimate trend rate                                6.0       6.0       5.5
Year ultimate trend rate is achieved              2000       2000      2000
Discount rate                                      7.0%      8.0%       7.0%


CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13
POSTRETIREMENT BENEFIT PLAN (CONTINUED)

Increasing the assumed health care cost trend rates by one percentage point in each year will increase the accumulated postretirement benefit obligation as of December 31, 1995 by $ 206,310 and the aggregate service and interest cost components of net periodic postretirement benefit cost for 1995 by $ 21,371.


14
COMMITMENTS

At December 31, 1995, the Company had commitments for the purchase of equipment and materials approximating $ 1,200,000.


15
QUARTERLY DATA (UNAUDITED)

                           First        Second       Third      Fourth

1995

Operating revenues       $7,336,966  $8,159,895   $7,578,316  $7,794,151
Operating income          2,514,855   2,983,315    2,577,922   2,507,702
Net income                1,439,572   1,914,303    1,653,292   1,523,691
Earnings per share          0.37         0.50         0.43         0.40

1994

Operating revenues       $7,818,072  $7,617,533   $7,404,827  $6,987,761
Operating income          3,081,476   2,681,691    2,734,284   2,153,316
Net income                1,736,238   1,628,286    1,579,322   1,350,137
Earnings per share           0.45        0.43          0.41        0.35


CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16
FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash, cash equivalents, accounts receivable and accounts payable:
 The carrying amount approximates fair value because of the short maturity of those instruments.

Investments in equity securities:
 The fair values of investments in equity securities are based on quoted market prices. Additional information pertinent to the investment in Buffalo Valley Telephone Company common stock, a nonmarketable security, is provided in Note 17.

Note payable and long-term debt:
 The carrying amount approximates fair value because the interest rate changes with market interest rates.


       17
PENDING ACQUISITION

 On October 18, 1995, the Company entered into an agreement and plan of merger ("Agreement") to acquire all of the common stock of Buffalo Valley Telephone Company ("BVT"), an independent local exchange carrier which provides both regulated and nonregulated communication services in central Pennsylvania. Under the terms of the Agreement, BVT's shareholders will elect to receive for each share held either cash in the amount of $ 65, one CEI Series A Preferred share with a stated value of $ 65 per share or 2.4 CEI common shares, subject to certain adjustments. The total cash consideration to be paid to BVT shareholders will not exceed fifty percent of the total purchase price. BVT has 899,154 common shares outstanding of which 16,000 shares are currently owned by CEI. The Company is currently negotiating the financing of for the cash portion of the purchase price. The acquisition is subject to certain conditions, including approval of the merger by BVT shareholders and the Pennsylvania Public Utility Commission, and the approval by CEI shareholders of an amendment to CEI's Articles of Incorporation authorizing the Series A Preferred Stock. The transaction will be accounted for by the purchase method, and the effective date of the merger is expected to be in the second quarter of 1996.



      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None



                            PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information as to the Directors and Executive Officers of the Company set forth under the Subcaption "Election of Directors " of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 4, 1996 is incorporated by reference into this Report.

     ITEM 11.  EXECUTIVE COMPENSATION

       The information as to the Executive Officers' Compensation set forth under the caption "Executive Compensation" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 4, 1996 is incorporated by reference into this Report.


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information set forth under the captions "Election of Directors" and "Security Ownership of Management" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 4, 1996 is incorporated by reference into this Report.


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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1)     Financial Statements:

The following consolidated financial statements of Conestoga Enterprises, Inc. and subsidiaries are included in Part II, Item 8:

        Opinion of Independent Certified Public Accountants

        Consolidated balance sheets - December 31, 1995 and 1994

        Consolidated statements of income - years ended December 31, 1995, 1994 and 1993

        Consolidated statements of stockholders' equity - years ended December 31, 1995, 1994 and 1993

        Consolidated statements of cash flows - years ended December 31, 1995, 1994 and 1993

         Notes to consolidated financial statements

  (a)(2)     Financial Statement Schedules:

         Schedule I - Condensed Financial Information of Registrant

 All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued:


   (a)(3)    Exhibits -

        (10) Material contracts                    Attachment  C1


        (21) Subsidiaries of the registrant        Attachment  D1



   (b)  Reports on Form 8-K

        A report on Form 8-K has been filed by the Registrant on December 22, 1995. The Agreement and Plan of merger filed among Buffalo Valley Telephone Company, Conestoga Enterprises, Inc. & C B Merger Corp was dated October 18, 1995.

    Schedule I
  CONESTOGA ENTERPRISES, INC.
  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT)
  BALANCE SHEETS


                          December 31,                  1995          1994

          ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $28,043       $187,391
  Accounts receivable, due from subsidiaries
     eliminated in consolidation                     604,446      1,003,663

          Total current assets                       632,489      1,191,054

  INVESTMENTS AND OTHER ASSETS                     4,844,398      3,579,776

  INVESTMENTS IN SUBSIDIARIES                     37,046,035     35,286,400

                                                 $42,522,922    $40,057,230

   LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES                                $64,901        $17,494

  DEFERRED INCOME TAXES                              369,066        131,380

  STOCKHOLDERS' EQUITY                            42,088,955     39,908,356

                                                 $42,522,922    $40,057,230


    Schedule I
  CONESTOGA ENTERPRISES, INC.
  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT)
  STATEMENTS OF INCOME


  Years Ended December 31,                  1995        1994        1993

  Operating revenues                     $    -     $     -    $     -

  Operating expenses:
   Corporate operations                    173,052     111,527      85,616
   Taxes other than income                  55,370     123,128       7,743

                                           228,422     234,655      93,359

Other income, net:
   Income from partnership interests       778,179     385,077     424,432
   Other, net                              187,154     203,709     177,848

                                           965,333     588,786     602,280

  Income before income taxes and
  equity in net income of subsidiaries     736,911     354,131     508,921

  Income taxes                             290,571     128,261     157,071

  Income before equity in net
              income of subsidiaries       446,340     225,870     351,850

  Equity in net income of subsidiaries   6,084,518   6,068,113   5,783,963

          Net income                    $6,530,858  $6,293,983  $6,135,813


    Schedule I
  CONESTOGA ENTERPRISES, INC.
  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT)
  STATEMENTS OF CASH FLOWS
    Years Ended December 31,                    1995        1994        1993
 CASH FLOWS FROM OPERATING ACTIVITIES
 Income before equity in net income
    of subsidiaries                          $446,340    $225,870     $351,850
Adjustments to reconcile income before
net income of subsidiaries to net cash used
in operating activities:
Amortization                                   -           11,435       11,436
Income from partnership interests           (778,179)    (385,077)   (424,432)
Change in assets and liabilities:
  (Increase) decrease in accounts receivable
   and other current assets                 (131,290)       8,861       26,095
  Increase (decrease) in:
      Current liabilities                     47,935      (64,234)      61,782
      Deferred income taxes                   57,671        1,553      (68,539)

  Net cash used in operating activities     (357,523)    (201,592)    (41,808)

  CASH FLOWS FROM INVESTING ACTIVITIES
     Dividends received from subsidiaries  4,727,732    3,059,597    5,400,597
  Purchase of investments                      -         (776,000)        -
Capital investments in unconsolidated
     partnership interests                     -           (7,000)        -
Capital distributions from partnership
                   interests                 92,000        17,900         -
  Investment in subsidiary                 (402,849)         -            -
  Net change in advances to subsidiaries    400,000     2,000,000  (1,232,000)

Net cash provided by investing activities  4,816,883     4,294,497   4,168,597

Schedule I
CONESTOGA ENTERPRISES, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT)
STATEMENTS OF CASH FLOWS (CONTINUED)


Years Ended December 31,                    1995         1994        1993

CASH FLOWS USED IN FINANCING ACTIVITIES
 Proceeds from issuance of stock under
   employee stock purchase plan         $      -     $  140,382    $    -
 Cash dividends paid                     (4,618,708) (4,246,172)   (4,209,567)

                                         (4,618,708) (4,105,790)   (4,209,567)

          Decrease in cash                 (159,348)    (12,885)      (82,778)

     Cash:
     Beginning                               187,391     200,276      283,054

     Ending                             $     28,043 $   187,391  $   200,276

   SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
   Cash payments for income taxes        $    247,749 $   194,200  $   350,041





                           INDEX TO EXHIBITS


                                                    Page

        (a)         Articles of Incorporation, as amended      53 - 56*

        (b)         By-laws                                    57 - 66*

        Instruments defining the rights of security holders

        (b)         Relevant portions of the by-laws              67*

        Material contracts

        (a)         Agreement dated January 28, 1987 with
                    John R. Bentz, Executive Vice President    68 - 74*

        (b)         Agreement dated March 22, 1989 with
                    Donald R. Breitenstein, Controller         75 - 81*

        (c)         Agreement dated September 1, 1995 with
                    Albert H. Kramer, Vice-President,
                    Finance and Administration                 47 - 51

        Subsidiaries of the registrant                           52

        *These exhibits appear in the 1992 10K.

Attachment C1
                          EMPLOYMENT AGREEMENT
 AGREEMENT made this 1st      day of September           , 1995, between THE
CONESTOGA TELEPHONE & TELEGRAPH COMPANY, a Pennsylvania business corporation, having its principal office in the Borough of Birdsboro, County of Berks and State of Pennsylvania (hereinafter called "Employer") and ALBERT H. KRAMER, of 1932 Heatherton Drive, Lancaster, Pennsylvania 17601 (hereinafter called the "Employee").
A G R E E M E N T
   1. Employment. The Employer employs the Employee and the Employee accepts employment upon the terms and conditions of this Agreement.

   2. Term. The term of this Agreement shall begin on September 1, 1995 and shall terminate on August 31, 1998. It is the intention of the Employer and the Employee that this relationship shall continue beyond the three (3) years period but either party may terminate the same under the terms hereinafter set forth in this Agreement.

   3. Compensation.
   (a) The Employer shall pay the Employee for all services rendered a salary of One Hundred Twenty Thousand Dollars ($120,000.00) per year, payable in equal weekly installments at the end of each week. Salary payments shall be subject to withholding and other applicable taxes.

  (b)Employer will review Employee's compensation on an annual basis along with the review of all their management employees.

  4. Duties. The Employee shall serve as the Employer's Vice-President Finance and Administration and shall be responsible for the Employer's overall financial plans and policies, along with its accounting practices and the conduct of its relationship with lending institutions and the financial community. Employee shall direct treasury, budgeting, audit, tax, accounting, real estate and pension activities for the Corporation and its affiliated companies and its parent holding company, Conestoga Enterprises, Inc. The exact responsibilities for the position are set forth in the job description for Vice-President Finance and Administration of the Employer. A copy of said job description is attached hereto and referred to as Schedule A.

5. Extent of Services. The Employee shall devote his entire time and attention to the Employer's business. During the term of this Agreement, the Employee shall not engage in any other business activity, regardless of whether it is pursued for gain or profit. Employee, however, may invest his assets in other companies so long as they do not require the Employee's services in the operation of their affairs. Employer is aware that Employee is Vice-President of DKM Enterprises, and does attend stockholders, directors and officers meetings. Employer does not object to Employee's continued participation in this Company so long as it remains passive and does not interfere with the performance of his duties as Vice-President, Finance/Administration.

  6. Working Facilities. The Employee shall have a private office, stenographic help, a personal computer and other facilities and services that are suitable to his position and appropriate for the performance of his duties.

  7. Disclosure of Information. The Employee acknowledges that the list of the Employer's customers, as the Employer may determine from time to time, is a valuable, special and unique asset of the Employer's business. The Employee shall not, during and after the term of his employment, disclose all or any part of the Employer's customer list to any person, firm, corporation, association, or other entity for any reason or purpose. In the event of the Employee's breach or threatened breach of this paragraph, the Employer shall be entitled to a preliminary restraining order and an injunction restraining and enjoining the Employee from disclosing all or any part of the Employer's customer list to any person, firm, corporation, association, or other entity for any reason or purpose and from rendering any services to any person, firm, corporation, association, or other entity to whom all or any part of such list has been, or is threatened to be, disclosed. In addition to or in lieu of the above, the Employer may pursue all other remedies available to the Employer for such breach or threatened breach, including the recovery of damages from the Employee.

8. Expenses. The Employer shall reimburse Employee for all reasonable and necessary expenses incurred in carrying out his duties under this Agreement. Employee shall present to the Employer, from time to time, an itemized account of such expenses in any form required by the Employer.

9. Vacations. The Employee shall be entitled each year to a vacation of four (4) weeks commencing January 1, 1996, during which time his compensation shall be paid in full.
10.Termination Without Cause. Commencing September 1, 1998, the Employer may without cause, terminate this Agreement at any time by giving thirty (30) days written notice to the Employee. In that event, the Employee, if requested by the Employer, shall continue to render his services and shall be paid his regular compensation up to the date of termination. Employee may, without cause, terminate this Agreement by giving sixty (60) days written notice to the Employer. In such event, the Employee shall continue to render his services and shall be paid his regular compensation up until the date of termination.

11.Termination for Proper Cause. Employer may terminate Employee's employment at any time for "proper cause". Proper cause for the termination of Employee's employment shall be as follows:
     (a) Violation by Employee of the restrictive covenants set forth in paragraph 7 hereof;
     (b) Employee's disloyal, dishonest or illegal conduct; or
     (c) Employee's willful dereliction of his duties to the Company.

12. Death During Employment. If the Employee dies during the term of employment, the Employer shall pay to the Employee's estate the compensation that would otherwise be payable to the Employee up to the end of the month in which his death occurs. In addition, if Employee qualifies under the terms of the Employer's existing life insurance coverage, Employer will provide life insurance on the life of Employee amounting to two and one-half (2-1/2) times his annual salary up to a maximum of Three Hundred Thousand Dollars ($300,000.00).

13. Restricted Covenant. For a period of two (2) years after the termination or expiration of this Agreement, the Employee shall not within a radius of twenty-five (25) miles from the present place of the Employer's business, directly or indirectly, own, manage, operate, control, be employed by, participate in, or be connected in any manner with the ownership, management, operation or control of any business similar and competitive to the type of business conducted by the Employer at the time this Agreement terminates. In the event of the Employee's actual or threatened breach of this paragraph, the Employer shall be entitled to a preliminary restraining order and injunction restraining the Employee from violating its provisions. Nothing in this Agreement shall be construed to prohibit the Employer from pursuing any other available remedies for such breach or threatened breach, including the recovery of damages from the Employee.

14.Arbitration. Any controversy or claim arising out of, or relating to this Agreement, or its breach, shall be settled by arbitration in the City of Reading in accordance with the then governing rules of the American Arbitration Association. Judgment upon the award rendered may be entered and enforced in any court of competent jurisdiction.

15.Notices. Any notice required or desired to be given under this Agreement shall be deemed given if in writing and sent by certified mail, return receipt requested, to the Employee's residence or to the Employer's principal office, as the case may be.

16.Waiver of Breach. The Employer's waiver of a breach of any provision in this Agreement by the Employee shall not operate or be construed as a waiver of any subsequent breach by the Employee. No waiver shall be valid unless in writing and signed by an authorized officer of the Employer.

17.Assignment. The Employee acknowledges that his services are unique and personal. Accordingly, the Employee may not assign his rights or delegate his duties or obligations under this Agreement. The Employer's rights and obligations under this Agreement shall inure to the benefit of, and shall be binding upon, the Employer's successors and assigns.

  18.Entire Agreement. This Agreement contains the entire understanding of the parties. It may not be changed orally but only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension, or discharge is sought.

  19.Headings. Headings in this Agreement are for convenience only and shall not be used to interpret or construe its provisions.

  20.Counterparts. This Agreement may be executed in two (2) or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

        IN WITNESS WHEREOF, the parties hereto have executed this Agreement the day and year first above written.

                                     CONESTOGA TELEPHONE AND TELEGRAPH
                                     COMPANY
                                     By       \s\ F. M. Brown
                                                 President
                                     Attest   \s\ Kenneth A Benner
                                                 Secretary
                                             \s\ Albert H. Kramer   (SEAL)
                                     Albert H. Kramer


Attachment D1

              SUBSIDIARIES OF CONESTOGA ENTERPRISES, INC.

        1.   The Conestoga Telephone and Telephone Company
             Incorporated August 20, 1902
             Pennsylvania

             Operates - The Conestoga Telephone and Telegraph Company

        2.   Northern Communications, Inc.
             Incorporated March 5, 1981
             Pennsylvania

             Operates - Northern Communications, Inc.

        3.   Conestoga Mobile Systems, Inc.
             Incorporated April 1, 1991
             Pennsylvania

             Operates - Conestoga Mobile Systems, Inc.

        4.   Conestoga Wireless Company
             Limited Liability Company
             Formed March 1995
             Pennsylvania

             Operates - Conestoga Wireless Company




Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CONESTOGA ENTERPRISES, INC.

Date _March 8, 1996_                    By   \s\ F. M. Brown
                                              F. M. Brown
                                              President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date  _March 8, 1996_                    \s\  Alvin W. Sponagle
                                        Alvin W. Sponagle
                                        Chairman of the Board

Date  _March 8, 1996_                    \s\ John R. Bentz
                                        John R. Bentz
                                        Executive Vice President

Date  _March 8, 1996_                    \s\ James H. Murray
                                        James H. Murray
                                        Vice President

Date  _March 8, 1996_                    \s\ Kenneth A. Benner
                                        Kenneth A. Benner
                                        Secretary/Treasurer

Date  _March 8, 1996_                    \s\ Donald R. Breitenstein
                                        Donald R. Breitenstein
                                        Controller, Chief Accounting Officer

Date   _March 8, 1996_                   \s\ Emma F. Mullen
                                        Emma F. Mullen
                                        Director

Date   _March 8, 1996_                   \s\ John M Sausen
                                        John M. Sausen
                                        Director

Date   _March 8, 1996_                   \s\ Richard G. Wiedner
                                        Richard G. Weidner
                                        Director

Date   _March 8, 1996_                   \s\ Thomas C. Keim
                                        Thomas C. Keim
                                        Vice President - Operations

Date   _March 8, 1996_                   \s\ Albert H. Kramer
                                      Albert H. Kramer
                                      Vice President - Finance and
                                      Administration, Chief Financial Officer