Form 10-Q
period 1996-03-31
CONESTOGA ENTERPRISES INC
filed 1996-05-13
CIK 854727

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


For quarter Ended March 31, 1996               Commission File Number  0-24064

CONESTOGA ENTERPRISES, INC.
(Exact name of Registrant as specified in its charter)

     PENNSYLVANIA                                              23-2565087
      (State of Incorporation)                          (IRS Employer Number)

202 East First Street, Birdsboro, Pennsylvania  19508
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


    Yes___X____No_______


    As of March 31, 1996 the number of shares of Common Stock, par value $5.00 outstanding was 3,848,922



                    CONESTOGA ENTERPRISES, INC.

                       CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

                    March 31, 1996,  March 31, 1995 and December 31, 1995

                                           ASSETS
                                              3/31      3/31         12/31
                                              1996       1995        1995

    Current Assets
      Cash and Cash Equivalents            $1,352,444 $1,930,950     $671,495
      Accounts receivable, including unbilled
       revenue                              4,247,147  3,368,953    3,751,182
    *Inventories, at average cost             579,755    536,559      576,786
      Prepaid expenses                        102,244     44,587      404,271

                    Total Current Assets    6,281,590  5,881,049    5,403,734

     Investments and Other Assets
       Investments in equity securities     2,212,252  1,982,077    2,361,102
       Investments in partnerships          2,845,320  1,658,281    2,552,270
       Nonregulated property and equipment,   866,094    912,729      902,906
       Prepaid Pension Costs                1,460,504  1,196,430    1,425,584
       Other                                  649,592     70,448      711,773


                                            8,033,762  5,819,965    7,953,635

     Plant, at Cost
       In Service                          84,552,870 79,998,070   83,889,802
       Under Construction                   1,194,502    591,268    1,064,075

                                           85,747,372 80,589,338   84,953,877
       Less accumulated depreciation       40,956,748 36,315,811   39,716,521

        Net plant in service               44,790,624 44,273,527   45,237,356


                    Total Assets          $59,105,976 $55,974,541 $58,594,725

*Material and supplies are used to provide service
**Certain items have been restated for comparative purposes

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                3/31      3/31         12/31
                                                1996       1995        1995
Current Liabilities
   Current maturities of long term debt      $390,000   $390,000     $390,000
   Accounts payable                         1,724,291  1,273,885    1,982,689
   Notes payable                                    0          0      500,000
   Accrued:
             Taxes                            529,157    174,292            0
             Payroll & Vacation Pay           557,245    467,162      390,372
   Advance billings / Customer Deposits       493,807  1,201,393      484,617

                    Total Current Liabiliti 3,694,500  3,506,732    3,747,678

Long Term Liabilities
   Long Term Debt, less Current Maturities  4,547,500  4,937,500    4,645,000
   Accrued PostRetirement Cost                484,717    338,351      447,908
   Other                                      245,865    171,228      189,681
                                            5,278,082  5,447,079    5,282,589

Deferred Income Taxes                       7,122,170  6,785,541    7,222,136

Minority Interest  (cwc)                     $244,138          0     $253,367
Stockholders' Equity:
    Common stock, par value $5 per
    share; authorized 10,000,000 shares;
    issued and outstanding;
      3/31/96      3/31/95    12/31/95
      3,848,922    3,848,922 3,848,922     19,244,610 19,244,610   19,244,610
Additional Paid-In Capital                  4,769,183  4,769,183    4,769,183

Retained earnings                          18,493,568 16,100,014   17,727,271
Net unrealized appreciation on marketable
equity securities                             259,725    121,382      347,891
                    Total Capital          43,011,224 40,235,189   42,088,955

                    Total Liabilities and
                    Stockholders' Equity  $59,105,976 $55,974,541 $58,594,725

Note - Long-term debt consisted of the
 following at March 31, 1996, March 31, 1995 and December 31, 1995

10 year term note at prime rate due 1997    2,500,000  2,500,000    2,500,000
10 year term note at prime rate due 2002    2,437,500  2,827,500    2,535,000

                                           $4,937,500 $5,327,500   $5,035,000
Less current Maturities                       390,000    390,000      390,000

                                           $4,547,500 $4,937,500   $4,645,000
**Certain items have been restated for comparative purposes


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
 THREE MONTHS ENDED MARCH 31, 1996 and 1995

                                    1996      *1995
Operating Revenues:
 Local  Service                 $1,493,414 $1,376,317
 Access Service                  3,761,375  3,335,428
 Long Dist. Service              2,088,409  1,931,759
 Nonreg. Sales & Lease           1,148,571    809,901
 Miscellaneous                     211,973    248,588
                                 8,703,742  7,701,993
less uncollectible
 operating revenues                  9,718    (14,636)
                                 8,694,024  7,716,629

Operating Expenses:
 Plant Specific                    769,063    720,882
 Plant Non-Specific:
   Network & Other                 342,083    320,963
   Depreciation                  1,328,872  1,249,576
 Customer Operations             1,564,941  1,466,185
 Corporate Operations              612,429    528,867
 Nonreg. Sales & Lease             701,649    595,451
 Operating taxes, other            343,259    319,794
                                 5,662,296  5,201,718

                Operating Income 3,031,728  2,514,911

Other Income(Deductions), Net:
 Interest Expense                 (110,459)  (115,664)
 Income from Partnerships          293,050     30,338
 Other, Net                         41,949     36,412
                                   224,540    (48,914)

Income Before Income Taxes       3,256,268  2,465,997

  Income Taxes                   1,344,523  1,026,419

Income Before Minority  Interest 1,911,745  1,439,578

Minority Interest in net loss
           of Subsidiary             9,229          0

                   Net Income   $1,920,974 $1,439,578

Earnings per common share            $0.50      $0.37
Dividends per common share           $0.30      $0.30

    * Some amounts have been adjusted for comparative purposes.


                    CONESTOGA ENTERPRISES, INC.
                    Consolidated Statement of Cash Flow (Unaudited)
                                 THREE MONTHS ENDED MARCH  31, 1996 AND 1995

                                             1996                    1995
Cash Flows from Operating Activities:

Net Income                                 $1,920,974              $1,439,572
Adjustments to reconcile net cash
 provided by operating activities:
 Depreciation                              $1,328,872              $1,248,278
Income from unconsolidated partnership inte  (293,050)                (30,338)
 Minority interest in loss of subsidiary       (9,229)                      0
 Changes in assets and liabilities:
      (Increase) decrease in:
          Accounts Receivable                (495,965)                233,150
          Material and supplies                (2,969)                 60,157
          Prepaid expenses                    302,027                 405,106
          Prepaid pension costs               (34,920)                (99,699)
          Other Assets                         62,181                  83,366
      Increase (decrease) in:
          Accounts Payable                   (258,398)               (594,482)
          Accrued expenses and other curren   705,221                 364,917
          Other liabilities                    92,992                  29,437
          Deferred income taxes               (99,966)                (37,941)
                                            1,296,796               1,661,951

 Net cash provided by operating activities $3,217,770              $3,101,523

Cash Flows From Investing Activities:
    Plant removal costs                      ($17,818)               ($25,280)
    Salvage from plant retired                  9,074                  57,668
    Purchase of plant                        (873,396)               (900,320)
    Capital investments in unconsolidated
                    partnership interests
    Capital distributions from unconsolidated
                    partnership interests      97,496                  41,958
         Net cash used in investing activit  (784,644)               (825,974)

Cash Flows From Financing Activities:
   Borrowings on line of credit              $300,000                      $0
   Principal payments on line of credit      (800,000)                      0
   Principal payments on long-tern debt       (97,500)                (97,500)
   Proceeds from issuance of stock under the
                    employee stock purchase         0
   Cash dividends paid                     (1,154,677)             (1,154,150)
   Minority interest investment in subsidia         0                       0
 Net cash used in financing activities     (1,752,177)             (1,251,650)

  Increase (decrease) in cash & cash equiva  $680,949              $1,023,899

Cash & Cash Equivalents at Beginning Of Yea   671,495                 907,051

Cash & Cash Equivalents at MARCH 31        $1,352,444              $1,930,950

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Payments for:
                    Interest                 $109,600                $128,759
                    Income Taxes             $180,456                $245,950



CONESTOGA ENTERPRISES, INC.
The information shown in this interim report is unaudited for March 31, 1996 and March 31, 1995. However, the information reflects all normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE QUARTERLY INCOME STATEMENTS

 Conestoga Enterprises, Inc. (CEI, or the Company) is a Pennsylvania corporation that is doing business as a holding company owning all of the outstanding shares of the Conestoga Telephone and Telegraph Company (CTT), Northern Communications, Inc. (NCI), and Conestoga Mobile Systems, Inc. (CMS). CEI has a 70% partnership interest in the Berks and Reading Area Cellular Enterprises Partnership (BRACE) and a 10 % partnership interest in the Lancaster Area Cellular Enterprises Partnership (LACE). It also has a 60% interest in Conestoga Wireless Company (CWC), a limited liability company.
CEI was incorporated on January 27, 1989 under the provisions of the Business Corporation Law of Pennsylvania, Act of May 5, 1933, P.L. 364, as amended and supplemented, to do all things and exercise all powers, rights and privileges which a business corporation may now or hereafter be organized or authorized to do or exercise under such act.


During the second quarter of 1995 CEI and Infocore, Inc. ( a King of Prussia, Pa. firm) formed Conestoga Wireless Company (CWC). CWC is a Pennsylvania limited liability company which is owned 60% by CEI and 40% by Infocore, Inc. CWC will provide broadband personal communication services if it is successful in acquiring licenses in the upcoming Federal Communications Commissions
Personal Communications Service (PCS)  Spectrum Auction.   It has discontinued
bidding in the "C" Block Auction, but is considering options to bid in the "F" Block Auction.

On October 19, 1995, CEI entered into a definitive agreement relating to the acquisition of Buffalo Valley Telephone (BVT) Company by CEI. Pursuant to the merger agreement BVT would become a subsidiary of CEI. The consideration to be paid for each outstanding BVT share is either (i) $65.00 in cash, (ii) one share of $3.42 Series A Convertible Preferred Stock of CEI (par value $65.00) or (iii)
2.4 shares of CEI common stock. Total consideration to be paid would be approximately $58 million. Approval of the merger agreement was received during April, 1996 from the Securities and Exchange Commission and the Pennsylvania Public Utility Commission. The effective date of the merger is anticipated to be May 31, 1996.

FINANCIAL CONDITION
  The cash and cash equivalents for the first three  months of the current year
increased $680,949.   The net cash provided by operating activities was $3.2
million for the first quarter of 1996.

Capital expenditures are provided primarily by internally generated funds. There was outside short term borrowing required at various times during the first quarter , but there was no balance remaining on March 31, 1996.

RESULTS OF OPERATIONS

 Net income for the first quarter of 1996, at $1,920,974, increased 33.4% when compared with the first quarter of 1995. The consolidated financial statements (unaudited) for the period include profits from the Company's subsidiaries and joint ventures as follows:

RESULTS OF OPERATIONS (continued)

       CEI           Parent Company             $153,602
       CTT           Local Exchange Carrier   $1,637,428
       NCI           Reseller of Long Distance  $134,546
       CMS           Paging Services              $9,242
       CWC           PCS Company                ($13,844)

OPERATING REVENUES
   Operating Revenues for the first quarter of 1996 were $8,694,024, an increase of 12.7% when compared with the first quarter of 1995. Operating Revenues for the twelve month period ended were $31.8 million, which is an increase of 8.5% over the previous twelve month period ended March 31, 1995.

The increase in operating revenues for the first quarter of 1996 is comprised of the following:
                                                 Increase/
                                                 (Decrease)       %
                Local  Service                   $117,097        8.5%
                Access Service                   $425,947       12.8%
                Long Distance Service            $156,650        8.1%
                Nonregulated Sale and Lease      $338,670       41.8%
                Miscellaneous (net uncollectible)($36,615)     -14.7%

 Local Service revenues include regulated revenues from CTT and CMS, with increases recorded from both entities.

   There were 653 access lines added during the first quarter of 1996, bringing the total access lines in service to 51,065. CTT had 46,237 access lines in service and CMS had 4,828.

 The increase in Access Service revenues is a direct result of increased usage. The interstate minutes of use increased 20% and intrastate minutes of use were up 24% during this first quarter when compared with the first quarter of 1995.

   Long Distance Service revenues include intralata toll revenues from CTT and resale of long distance service from NCI. Most of the increase for the first quarter of 1996 is from CTT, with resale revenues about even with the first quarter of 1995.

  Nonregulated Sales and Lease revenues include sale and lease of telephone equipment and directory advertising from CTT, as well as sale and lease of pager
and cellular equipment from CMS.   The increase recorded during the first
quarter of 1996 is from CTT. Sale and lease of telephone equipment revenue was up 42.3%, due to several large systems sold, and directory advertising revenues were up due to additional settlement revenue recorded during the first quarter of 1996.

  Miscellaneous revenues which include billing and collection revenues from CTT, are down due to an interexchange carrier take back of certain billing and collection functions previously performed by CTT during the third quarter of 1995.

OPERATING EXPENSES

 Operating Expenses for the first quarter of 1996 were $5,662,296, an increase of 8.9% when compared with the first quarter of 1995. Operating Expenses for the twelve month period ended were $20.7 million, which is an increase of 7.7% over the previous twelve month period ended March 31, 1995.

OPERATING EXPENSES (continued)

  The increase in operating expenses is comprised of the following:

                                      Increase/
                                     (Decrease)     %
                Plant Specific       $48,181        6.7%
                Plant Non-Specific  $100,416        6.4%
                Customer Operations  $98,756        6.7%
                Corporate Operations  $83,562       15.8%
                Nonregulated         $106,198       17.8%
                Operating Taxes       $23,465        7.3%

Plant Specific expenses, which include CTT and CMS regulated expenses, reflected increases in general support type expenses as well as outside plant expenses.


Plant Non-Specific expenses increased due to one time charges for installing a new automated line assignment program at CTT, as well as increases in depreciation expense.


Customer Operations expenses include expenses from CTT, NCI, and CMS . Billing expenses remained relatively even with the first quarter of 1995. The largest difference was in the intralata terminating charges for CTT which were up 21.7%. Corporate Operations expenses increases were due to payroll allocation changes for the operating officers of the Company, and the addition of Vice President Finance and Administration.

Nonregulated Sales and Lease expenses include expenses from CTT and CMS were up primarily due to increased cost of sales of telephone equipment from CTT.



OTHER (INCOME) DEDUCTIONS, NET
   Interest on Funded Debt for the first quarter of 1996 decreased 4.7%. The interest rate on the line of credit with the local bank, which is negotiated at the time of use, during the quarter ranged from 8% to 7.75%. As of March 31, 1996, there was no short term obligation outstanding.

     The before tax earnings from the two partnerships which provide cellular telephone service increased during the first three months of 1996 when compared with the same period of 1995. The before tax earnings for the first three months of 1996 were $280,996. The rate of earnings during this quarter is consistent with the last two quarters of 1995.

MINORITY INTEREST
   The minority interest recorded during 1996 reflects Infocore, Inc.'s 40% interest in net loss for Conestoga Wireless Company (CWC).



INCOME TAXES
   Income taxes for the first quarter of 1996 are $1,344,523, an increase of 31% when compared with the first quarter of 1995.


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

                        CONESTOGA ENTERPRISES, INC.




Date         May 13, 1996                By     /s/ John R Bentz
              _______________          _________________________________
                                               John R. Bentz
                                           Executive Vice President



Date      May 13, 1996                     By      /s/ Albert H Kramer
             _________________         ________________________________
                                              Albert H. Kramer
                            Vice President, Finance and Administration