Form 10-Q
period 1996-06-30
CONESTOGA ENTERPRISES INC
filed 1996-08-14
CIK 854727

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


For quarter Ended June 30, 1996               Commission File Number  0-24064

CONESTOGA ENTERPRISES, INC.
(Exact name of Registrant as specified in its charter)

    PENNSYLVANIA                                              23-2565087
     (State of Incorporation)                          (IRS Employer Number)

202 East First Street, Birdsboro, Pennsylvania  19508
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


    Yes___X____No_______


  As of June 30, 1996 the number of shares of Common Stock, par value $5.00 outstanding was 4,568,500


                     CONESTOGA ENTERPRISES, INC.

                        CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

                     June 30, 1996,  June 30, 1995 and December 31, 1995

                                                 ASSETS
                                             6/30         6/30          12/31
                                             1996       **1995        **1995

Current Assets
Cash and Cash Equivalents              $2,930,396    $1,609,586      $671,495
Accounts receivable,
including unbilled revenue              6,601,378     3,730,368     3,751,182
*Inventories, at average cos            1,347,929       733,943       576,786
  Prepaid expenses                        783,953       237,106       404,271
Total Current Assets                   11,663,656     6,311,003     5,403,734

Investments and Other Assets
 Cost in Excess of Net Assets Acquired 38,884,267             0             0
 Investments in equity securities       1,604,204     2,058,990     2,361,102
 Investments in partnerships            3,115,572     1,954,375     2,552,270
 Nonregulated property and equipment    2,327,173       881,280       902,906
 Prepaid Pension Costs                  2,059,469     1,296,129     1,425,584
 Other                                    590,327        70,963       711,773

                                       48,581,012     6,261,737     7,953,635

Plant, at Cost
 In Service                           114,103,552    80,510,664    83,889,802
 Under Construction                     1,235,292       927,863     1,064,075

                                      115,338,844    81,438,527    84,953,877
 Less accumulated depreciation         55,202,155    37,388,906    39,716,521

 Net plant in service                   60,136,689    44,049,621    45,237,356


          Total Assets                $120,381,357   $56,622,361   $58,594,725

*Material and supplies are used to provide service
**Certain items have been restated for comparative purposes



                     CONESTOGA ENTERPRISES, INC.
                     CONSOLIDATED BALANCE SHEETS ( UNAUDITED )
                     June 30, 1996,  June 30, 1995 and December 31, 1995
LIABILITIES AND STOCKHOLDERS' EQUITY
                                             6/30         6/30          12/31
                                             1996       **1995        **1995
Current Liabilities
Current maturities of
long term debt                           $471,000      $390,000      $390,000
   Accounts payable                     3,367,728     1,456,060     1,982,689
   Notes payable                          100,000             0       500,000
   Accrued:
   Taxes                                        0             0             0
   Payroll & Vacation Pay                 474,139       488,422       390,372
   Advance billings /
     Customer Deposits                    838,013       954,591       484,617

     Total Current Liabilities          5,250,880     3,289,073     3,747,678

Long Term Liabilities
 Long Term Debt, less
        Current Maturities             27,773,000     4,840,000     4,645,000
 Accrued PostRetirement Cost              521,542       374,579       447,908
 Other                                    944,024       177,302       189,681
                                       29,238,566     5,391,881     5,282,589

Deferred Income Taxes                  10,219,264     6,899,387     7,222,136

Minority Interest  (cwc)                  222,313             0       253,367
Convertible\Redeemable
Preferred Stock
 par value $65 per share; authorized
 900,000 shares; issues and
 outstanding 196,618 shares            12,780,170             0             0
Stockholders' Equity- Common stock
    par value $5 per share; authorized
    10,000,000 shares; issued and outstanding;
  6/30/96        6/30/95    12/31/95
4,568,500       3,848,922   3,848,922   22,842,500    19,244,610    19,244,610
Additional Paid-In Capital              20,420,005     4,769,183     4,769,183

Retained earnings                       19,131,013    16,859,641    17,727,271
Net unrealized appreciation on marketable
equity securities                          276,646       168,586       347,891
      Total Stockholders Equity         62,670,164    41,042,020    42,088,955
Total Liabilities and
Stockholders' Equity                  $120,381,357   $56,622,361   $58,594,725

Note - Long-term debt consisted of the
 following at 6/30/96, 6/30/95 and 12/31/95
10 year term note at
prime rate due 1997                     $2,500,000    $2,500,000    $2,500,000
10 year term note at
prime rate due 2002                      2,340,000     2,730,000     2,535,000
Series A Senior Note at
6.91% due 2000                           6,000,000             0             0
Series B Senior Note at
7.59% due 2011                          16,000,000             0             0
Long term note at 8.5%
due 1998                                 1,404,000             0             0
                                       $28,244,000    $5,230,000    $5,035,000
Less current Maturities                    471,000       390,000       390,000
                                        $27,773,000    $4,840,000    $4,645,000
**Certain items have been restated for comparative purposes


                     CONESTOGA ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
        FOR THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              June 30,1996                *June 30, 1995
                           QUARTER       YEAR          QUARTER       YEAR
Operating Revenues:         ENDED       TO DATE         ENDED       TO DATE
 Local Network Service    $1,705,994    $3,199,408    $1,498,436    $2,874,753
 Network Access            4,204,465     7,965,840     3,627,428     6,962,856
 Long Dist. Network Svc.   2,140,723     4,229,132     1,987,721     3,919,480
 Nonreg. Sales & Lease     1,289,917     2,438,488     1,314,392     2,124,293
 Miscellaneous               238,104       450,077       250,968       499,556
                           9,579,203    18,282,945     8,678,945    16,380,938
less uncollectible
 operating revenues           44,160        53,878        56,507        41,871
                           9,535,043    18,229,067     8,622,438    16,339,067

Operating Expenses:
 Plant Specific              985,461     1,754,524       879,703     1,600,585
 Plant Non-Specific:
   Network & Other           411,503       753,586       347,824       668,787
   Depreciation            1,564,477     2,893,349     1,258,421     2,507,997
 Customer Operations       1,726,277     3,291,218     1,648,526     3,114,711
 Corporate Operations        774,383     1,386,812       472,922     1,001,789
 Nonreg. Sales & Lease       757,551     1,459,200       699,138     1,294,589
 Operating taxes, other      378,650       721,909       332,645       652,439
                           6,598,302    12,260,598     5,639,179    10,840,897

  Operating Income         2,936,741     5,968,469     2,983,259     5,498,170

Other Income(Deductions), Net:
 Interest Expense            (114,163)    ($224,622)     (112,910)    ($228,574)
 Income from Partnerships     316,252       609,302       253,245       283,583
 Other, Net                    (6,552)       35,397        24,371        60,783
                              195,537       420,077       164,706       115,792

Income Before Income Taxes  3,132,278     6,388,546     3,147,965     5,613,962

  Income Taxes              1,361,982     2,706,505     1,233,668     2,260,087

Income Before Minority
          Interest          1,770,296     3,682,041     1,914,297     3,353,875

Minority Interest in net loss
           of Subsidiary       21,825        31,054             0             0

     Net Income            $1,792,121    $3,713,095    $1,914,297    $3,353,875

Earnings per common share      $0.42         $0.92         $0.50         $0.87
Dividends per common share     $0.30         $0.60         $0.30         $0.60




                     CONESTOGA ENTERPRISES, INC.
                     Consolidated Statement of Cash Flow (Unaudited)
                  SIX MONTHS ENDED JUNE  30, 1996 AND 1995

                                                        1996            1995
Cash Flows from Operating Activities:

Net Income                                             $3,713,095    $3,353,876
Adjustments to reconcile net cash
   provided by operating activities:
  Depreciation                                         $2,986,221    $2,505,590
  Amortization                                            $80,346             0
  Income from unconsolidated partnership interests       (609,302)     (283,583)
  Minority interest in loss of subsidiary                 (31,054)            0
  Changes in assets and liabilities:
      (Increase) decrease in:
          Accounts Receivable                            (230,604)     (128,265)
          Material and supplies                           (42,660)     (137,227)
          Prepaid expenses                               (113,647)      124,429
          Prepaid pension costs                           (76,174)     (186,246)
          Other Assets                                    469,250       (13,152)
      Increase (decrease) in:
          Accounts Payable                               (862,372)     (411,458)
          Accrued expenses and other current liabili      169,015       139,375
          Other liabilities                               (39,375)       71,224
          Deferred income taxes                            27,673        73,137
                                                        1,727,317     1,753,824

      Net cash provided by operating activities         5,440,412     5,107,700

Cash Flows From Investing Activities:
    Plant removal costs                                  ($46,728)     ($49,255)
    Salvage from plant retired                             41,150        80,790
    Purchase of plant                                  (2,162,672)   (1,932,872)
    Acquisition of Buffalo Valley Telephone Co.       (20,154,908)            0
    Capital investments in unconsolidated
                     partnership interests                      0             0
    Capital distributions from unconsolidated
                     partnership interests                 46,000             0
         Net cash used in investing activities        (22,277,158)   (1,901,337)

Cash Flows From Financing Activities:
   Borrowings on line of credit                          $900,000            $0
   Principal payments on line of credit                (1,300,000)            0
   Principal payments on long-tern debt                  (195,000)     (195,000)
   Proceeds from long term debt                        22,000,000             0
   Proceeds from issuance of stock under the
                     employee stock purchase plan               0             0
   Cash dividends paid                                 (2,309,353)   (2,308,828)
   Minority interest investment in subsidiary                   0             0
         Net cash provided by (used in) financing ac   19,095,647    (2,503,828)

  Increase (decrease) in cash & cash equivalents       $2,258,901      $702,535

Cash & Cash Equivalents at Beginning Of Year              671,495       907,051

Cash & Cash Equivalents at JUNE 30                     $2,930,396    $1,609,586

                     CONESTOGA ENTERPRISES, INC.
                     Consolidated Statement of Cash Flow (Unaudited) Continued
                SIX MONTHS ENDED JUNE  30, 1996 AND 1995
                                                          1996           1995
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Payments for:
       Interest                                          $276,924      $226,641
       Income Taxes                                    $2,148,831    $1,609,680



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES

   Acquisition of Buffalo Valley Telephone Company;
   Working Capital acquired, net of cash and cash
       equivalents of $5,458,768                       $1,017,550
   Other assets acquired, principally plant and
                  intangible assets                   $57,283,566
       Long-term debt and other liabilities assumed   ($5,208,952)
       Redeemable preferred stock issued             ($12,780,170)
       Common stock issued                           ($19,248,712)
       Acquisition and investment costs paid
       prior to 1996                                    ($908,374)

                                                      $20,154,908
                   CONESTOGA ENTERPRISES, INC.

The information shown in this interim report is unaudited for June 30, 1996 and June 30, 1995. However, the information reflects all normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE QUARTERLY INCOME STATEMENTS

    Conestoga Enterprises, Inc. (CEI, or the Company) is a Pennsylvania corporation that is doing business as a holding company which owns all of the outstanding shares of the Conestoga Telephone and Telegraph Company (CTT), Buffalo Valley Telephone Company (BVT), Northern Communications, Inc. (NCI), and Conestoga Mobile Systems, Inc. (CMS). CEI has a 70 % partnership interest in the Berks and Reading Area Cellular Enterprises Partnership (BRACE) and a 10% partnership interest in the Lancaster Area Cellular Enterprises Partnership
(LACE).  It also has a 60% interest in Conestoga Wireless
Company (CWC), a limited liability company. CEI through CTT has an 11.85% limited partnership interest in Penteledata Limited Partnership I.
CEI was incorporated on January 27, 1989 under the provisions of the Business Corporation Law of Pennsylvania, Act of May 5, 1933, P.L. 364, as amended and supplemented to do all things and exercise all powers, rights and privileges which a business corporation may now or hereafter be organized or authorized to do or exercise under such act.

  During the second quarter of 1995 CEI and Infocore, Inc. ( a King of Prussia, Pa. firm) formed Conestoga Wireless Company (CWC). CWC is a Pennsylvania limited liability company which is owned 60% by CEI and 40% by Infocore, Inc. CWC will provide broadband personal communication services if it is successful in acquiring licenses in the upcoming Federal Communications Commissions
Personal Communications Service (PCS) Spectrum Auction.   It was not successful
in acquiring a license in the "C" Block Auction, but is planning to bid in the upcoming "D", "E", and "F" Block Auctions.

  On May 31, 1996, CEI acquired BVT in accordance with a definitive merger agreement entered into on October 19, 1995, thus BVT became a subsidiary of CEI. The consideration paid for each outstanding BVT share was either (i) $65.00 in cash, (ii) one share of $3.42 Series A Convertible Preferred Stock of CEI (par value $65.00) or (iii) 2.4 shares of CEI common stock. The total consideration for the transaction was approximately $58 million. The holders of 43.8% of the BVT shares elected to receive cash, 22.3% elected to receive CEI Preferred stock, and 33.9% elected to receive CEI common stock. The acquisition was accounted for as a purchase.

  The CEI consolidated financial statements for the second quarter of 1996 include one month of BVT operations.


FINANCIAL CONDITION
  The cash and cash equivalents for the first six months of the current year increased $2,258,901, part of which was acquired through the merger with BVT. The net cash provided by operating activities was $5.4 million for the first two quarters of 1996, an increase over the first two quarters of 1995 of 6.5%.

  Capital expenditures are provided primarily by internally generated funds. There was outside short term borrowing required at various times during the first two quarters, with a balance remaining on June 30, 1996 of $100,000.

  The cash part of the acquisition of BVT was financed through outside financing as follows;

     Series A Senior Note $6,000,000, maturing four (4) years from closing with fixed interest rate at 6.91% to be paid quarterly in arrears, amortized in three (3) equal annual principal payments beginning at the end of year two (2).

    Series B Senior Note $16,000,000, maturing fifteen (15) years from closing with fixed interest rate at 7.59% to be paid quarterly in arrears, amortized in eleven (11) equal annual principal payments beginning at the end of year five (5).

  Cash on hand was used for the remaining cash requirement of $3,136,000.

  196,618 shares of CEI's $3.42 Series A Preferred stock and 719,578 shares of CEI Common Stock were issued as part of the acquisition.

  The debt (including CEI Convertible Preferred Stock ) to equity ratio as of June 30, 1996 was 41% debt to 59% equity.

RESULTS OF OPERATIONS
   Net income for the first six months of 1996, of $3,713,095, increased 10.7% when compared with the first six months of 1995. The consolidated financial statements (unaudited ) for the period include results from the Company and its subsidiaries as follows:

              CEI     Parent Company                     $285,928
              CTT     Local Exchange Carrier           $3,015,805
              BVT     Local Exchange Carrier (one mo)    $228,077
              NCI     Reseller of Long Dist. Svc.        $241,010
              CMS     Paging Services                    ($11,144)
              CWC     PCS Company                        ($46,581)

   Net income for the second quarter of 1996, of $1,792,121 when compared with the second quarter of 1995 shows a decrease of 6.4% . This decrease is the result of one time revenue gain recorded in 1995, and a nonrecurring expense recorded in 1996. Net income for the second quarter of 1996 when compared with the first quarter of 1996 shows a decrease of 6.7%. This decrease is the result of a retroactive adjustment to the beginning of the year for new depreciation rates, and the non recurring expense recorded.

RESULTS OF OPERATIONS (continued)
OPERATING REVENUES
   Operating Revenues for the first six months of 1996 were $18,229,067, an increase of 11.6% when compared with the first six months of 1995. Operating Revenues for the second quarter of $9,535,043 increased 10.6% over the second quarter of 1995 and 9.7% over the first quarter of 1996.

  The increase in operating revenues for the first six months, partially due to the addition of BVT for one month, is comprised of the following:

                                         Increase/
                                        (Decrease)             %
                Local  Service             $324,655          11.3%
                Access Service           $1,002,984          14.4%
                Long Distance Service      $309,652           7.9%
                Nonregulated Sales and     $314,195          14.8%
                Miscellaneous (net unco    ($61,486)        -13.4%

    Local Service revenues include regulated revenues from CTT, BVT and CMS. CTT and CMS both recorded increases in local service revenues for the six month period and BVT added $178,000 in local service revenues.

    Total access lines in service on June 30, 1996 was 70,280. CTT had 46,921 in service, CMS had 5,010, and BVT had 18,349. Total access lines added during the first six months of 1996 (including BVT for six months) was 1,867.

    Both local exchange carriers (CTT & BVT) recorded increases in access service revenues, which is a direct result of increased minutes of use on the toll network. Interstate-interlata minutes of use increased 12.6% and Intrastate-interlata minutes of use increased 14.9%. Intralata terminating minutes of use increased 9.2%.

    Long Distance Service revenues include intralata toll revenues from CTT and BVT, as well as the resale of long distance service from NCI. CTT recorded increases for the first six months of 1996. NCI recorded a decrease of 6.3% in operating revenues.

    Nonregulated Sales and Lease revenues include sale and lease of telephone equipment and directory advertising from CTT and BVT, as well as sale and lease
of pager and cellular equipment from CMS.   CTT recorded an increase of 36.6%
in sale of telephone equipment revenue. BVT recorded nonregulated revenues for the one month of $164,807. CMS recorded a slightly higher increase in it's nonregulated revenues.

    Miscellaneous revenues include billing and collection revenues from CTT and BVT. The decrease is a result of an interexchange carriers take back of certain billing and collections functions previously performed by CTT during the third quarter of 1995.

RESULTS OF OPERATIONS (continued)
OPERATING EXPENSES

  Operating Expenses for the first six months of 1996 were $12,260,598, an increase of 13.1% when compared with the first six months of 1995. Operating Expenses for the second quarter of $6,598,302 increased 17% over the second quarter of 1995, and 16.5 % over the first quarter of 1996.

  The increase in operating expenses for the first six months, partially due to the addition of BVT for one month, is comprised of the following:

                                         Increase/
                                        (Decrease)             %
                Plant Specific             $153,939           9.6%
                Plant Non-Specific         $470,151          14.8%
                Customer Operations        $176,507           5.7%
                Corporate Operations       $385,023          38.4%
                Nonregulated               $164,611          12.7%
                Operating Taxes             $69,470          10.6%

  Plant Specific expenses, include CTT, BVT and CMS regulated expenses. CTT recorded increased aerial cable expense and BVT had $97,000 in plant specific expenses.

  Plant Non-Specific expenses include charges for CTT and BVT. CTT recorded increases in the network administration expenses for the installation of the new line assignment software. CTT also had a depreciation study performed by an outside consulting firm. The new rates were adopted retroactive to Jan, 1996, which increased depreciation expense for the six months of 1996 by $45,000. BVT had $195,000 in plant non-specific expenses.

  Customer Operations expenses include expenses for CTT, BVT, NCI, and CMS . Intralata termination charges increased 14.3% during the first six months of 1996 when compared with the first six months of 1995. BVT had $90,188 in intralata termination expense.

 Corporate Operations expenses increases were due to payroll allocation changes for the operating officers of the Company, the addition of Vice President Finance and Administration, and the addition of Vice President Regulatory and External Affairs, and the addition of BVT.

Nonregulated Sales and Lease expenses include expenses for CTT, BVT and CMS. The increase is primarily due to increased cost of sales of telephone equipment for CTT and BVT which had $110,300 in nonregulated expenses.

RESULTS OF OPERATIONS (continued)
OTHER (INCOME) DEDUCTIONS, NET
 Interest on Funded Debt for the first six months of 1996 includes expense from CTT and BVT (for one month). The interest expense for the period decreased 1.7% when compared with the first six months of 1995. When comparing the second quarter, 1996 with the first quarter of 1996 interest expense increased 3.4% due to the addition of BVT. Accrual of interest on the two senior notes began on July 1, 1996.

   BVT has funded debt in the form of long-term notes issued May, 1978, at 8.5% interest rate paid semi-annually, with $81,000 annual principal payment. The current balance is $1,404,000, with maturity date and final payment of $1,323,000 due June, 1998.

  The before tax earnings from the two partnerships which provide cellular telephone service increased during the first six months of 1996 when compared with the same period of 1995. The before tax earnings for the first six months of 1996 were $645,194, which is consistent with the earnings reported for the last two quarters of 1995. CTT's partnership, which primarily provides access to the internet, recorded a before tax loss for the first six months of $35,892.

MINORITY INTEREST
   The minority interest recorded during 1996 reflects Infocore, Inc.'s 40% interest in net loss for Conestoga Wireless Company (CWC).


INCOME TAXES
   Income taxes for the first six months of 1996 are $2,706,505, an increase of 19.8% when compared with the first six months of 1995. Income taxes the second quarter of 1996 and the first quarter of 1996 are comparable.

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A special meeting of the shareholders of CEI was held on May 22, 1996 to consider and take action to amend the CEI Articles of Incorporation to authorize a class of preferred stock, and the issuance of common and preferred stock in the merger of BVT into a subsidiary of CEI.

     Proposal #1 to amend CEI Articles of Incorporation to authorize a class of preferred stock;
      For - 2,881,253      Against - 91,007       Abstain - 7,128

     Proposal #2 the issuance of common and preferred stock of CEI in the merger of BVT into a subsidiary of CEI

     For - 2,890,042      Against - 61,931       Abstain - 30,800


                     CONESTOGA ENTERPRISES, INC.

                     PART II. OTHER INFORMATION

Item 6 (b) EXHIBITS AND REPORTS ON FORM 8-K

    A form 8-K was filed on June 13, 1996 to report that on May 31, 1996 the merger of BVT as a subsidiary of CEI was completed.

    Amendment # 1 of form 8-K was filed on August 14, 1996 to provide the historical financial statements of BVT and the Pro Forma condensed consolidated financial statements of CEI, giving effect to the merger.

                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CONESTOGA ENTERPRISES, INC.




     Date         August 14, 1996                By     /s/ John R Bentz
              _______________               _________________________________
                                                   John R. Bentz
                                                   Executive Vice President



     Date      August 14, 1996                     By      /s/ Albert H Kramer
             _________________               ________________________________
                                                   Albert H. Kramer
                                                   Vice President, Finance and
                                                   Administration