Form 10-Q
period 1996-09-30
CONESTOGA ENTERPRISES INC
filed 1996-11-14
CIK 854727

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, D.C.  20549


 For quarter Ended September 30, 1996     Commission File Number  0-24064

CONESTOGA ENTERPRISES, INC.
(Exact name of Registrant as specified in its charter)

     PENNSYLVANIA                                     23-2565087
         (State of Incorporation)                   (IRS Employer Number)

202 East First Street, Birdsboro, Pennsylvania  19508
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


    Yes___X____No_______


 As of September 30, 1996 the number of shares of Common Stock, par value $5.00 outstanding was 4,568,500


CONESTOGA ENTERPRISES, INC.

   CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

September 30, 1996,  September 30, 1995 and December 31, 1995

                                               ASSETS
                                           9/30       9/30        12/31
                                           1996      1995        1995

Current Assets
  Cash and Cash Equivalents           $2,705,565  $1,501,331    $671,495
  Accounts receivable, including
       unbilled revenue                7,317,433   3,978,771   3,751,182
    Inventories, at average cost       1,184,542     518,204     576,786
      Prepaid expenses                   218,949     339,774     404,271

Total Current Assets                  11,426,489   6,338,080   5,403,734

Investments and Other Assets
 Cost in Excess of Net Assets of
             Business Acquired        38,643,227           0           0
 Investments in equity securities      1,466,842   2,604,306   2,361,102
  Investments in partnerships          3,255,260   2,126,937   2,552,270
 Nonregulated property and equipment   1,846,319     893,826     902,906

       Prepaid Pension Costs           2,110,352   1,395,828   1,425,584
       Other                           1,562,580      67,313     711,773

                                      48,884,580   7,088,210   7,953,635

     Plant, at Cost
       In Service                    115,409,622  82,561,628  83,889,802
       Under Construction              2,573,732   1,299,889   1,064,075

                                     117,983,354  83,861,517  84,953,877
       Less accumulated depreciation  56,969,206  38,579,092  39,716,521

        Net plant in service          61,014,148  45,282,425  45,237,356


                       Total Assets  121,325,217 $58,708,715 $58,594,725



    SEE NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS



CONESTOGA ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS ( UNAUDITED )
September 30, 1996, September 30, 1995 and December 31, 1995 LIABILITIES AND STOCKHOLDERS' EQUITY
                                           9/30       9/30        12/31
                                           1996      1995        1995
Current Liabilities
Current maturities of long term debt  $2,971,000    $390,000    $390,000
 Accounts payable                      3,211,530   1,723,314   1,982,689
 Notes payable                                 0   1,000,000     500,000
 Accrued:
             Interest                     39,780           0           0
             Payroll & Vacation Pay      623,343     476,617     390,372
 Advance billings / Customer Deposits  1,167,627     945,983     484,617

Total Current Liabilities              8,013,280   4,535,914   3,747,678

Long Term Liabilities
 Long Term Debt, less Current
          Maturities                  25,175,500   4,742,500   4,645,000
   Accrued PostRetirement Cost           558,980     411,135     447,908
   Other                                 884,585     183,428     189,681
                                      26,619,065   5,337,063   5,282,589

Deferred Income Taxes                  9,873,337   7,043,046   7,222,136

Minority Interest                        420,169      98,937     253,367

Convertible\Redeemable Preferred Stock
par value $65 per share; authorized
900,000 shares; issues and outstanding
       196,618 shares                 12,780,170           0           0
Stockholders' Equity-
Common Stock  par value $5 per share;
authorized 10,000,000 shares; issued
and outstanding;
9/30/96     9/30/95    12/31/95
4568500   3,848,922    3,848,922      22,842,500  19,244,610  19,244,610
  Additional Paid-In Capital          20,420,005   4,769,183   4,769,183

  Retained earnings                   20,165,938  17,358,256  17,727,271
  Net unrealized appreciation on
  marketable equity securities           190,753     321,706     347,891
Total Stockholders' Equity            63,619,196  41,693,755  42,088,955
Total Liabilities and
      Stockholders' Equity           121,325,217 $58,708,715 $58,594,725

    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                           September 30, 1996         September 30, 1995
                             QUARTER     YEAR        QUARTER      YEAR
                               ENDED  TO DATE          ENDED  TO DATE
Operating Revenues:
 Local Network Service    $2,119,495  $5,318,903  $1,503,306  $4,378,059
 Network Access            5,851,073  13,816,913   3,417,259  10,380,115
 Long Dist. Network Svc    2,360,220   6,589,352   1,836,139   5,755,619
 Nonreg. Sales & Lease     1,739,422   4,177,910   1,095,379   3,219,672
 Miscellaneous               274,630     724,707     198,171     697,727
                          12,344,840 $30,627,785  $8,050,254 $24,431,192
 Less uncollectible
 operating revenues           61,133     115,011      58,940     100,811
                          12,283,707  30,512,774   7,991,314  24,330,381

Operating Expenses:
 Plant Specific           $1,113,398  $2,867,922    $702,328  $2,302,913
 Plant Non-Specific:
   Network & Other           335,974   1,089,560     316,058     984,845
   Depreciation            1,941,024   4,834,373   1,305,010   3,813,007
 Customer Operations       1,902,474   5,193,692   1,556,710   4,671,421
 Corporate Operations        872,227   2,259,039     527,182   1,528,971
 Nonreg. Sales & Lease     1,028,988   2,488,188     683,040   1,977,629
 Operating taxes, other      457,882   1,179,791     323,064     975,503
 Amortization Expense        241,040    $321,386          $0          $0
                           7,893,007  20,233,951   5,413,392  16,254,289

    Operating Income       4,390,700  10,278,823   2,577,922   8,076,092

Other Income
    (Deductions), Net:
 Interest Expense          ($538,037)  ($762,659)  ($116,213)  ($344,787)
 Income from Partnershi      204,088     813,390     270,611     554,194
 Other, Net                  152,650     268,393     138,809     199,592
                            (181,299)    319,124     293,207     408,999

Income Before
          Income Taxes    $4,209,401 $10,597,947  $2,871,129  $8,485,091

Income Taxes               1,806,070   4,512,575  $1,217,837   3,477,924

Income Before
      Minority  Interes   $2,403,331  $6,085,372  $1,653,292  $5,007,167

Minority Interest in net
     loss of Subsidiary        2,144      33,198           0           0

          Net Income      $2,405,475  $6,118,570  $1,653,292  $5,007,167

Earnings per common sha        $0.49       $1.41       $0.43       $1.30
Dividends per common sh        $0.30       $0.90       $0.30       $0.90

    SEE NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS


CONESTOGA ENTERPRISES, INC.
Consolidated Statement of Cash Flow (Unaudited)
NINE MONTHS ENDED SEPTEMBER  30, 1996 AND 1995                   1995
                                      1996

Cash Flows from Operating Activities:   $6,118,570              $5,007,167

Net Income
Adjustments to reconcile net cash
   provided by operating activities:
  Depreciation                            $5,259,993              $3,809,090
  Amortization                               321,386                       0
  Income from unconsolidated partners
                     interests               813,390                (554,427)
  Minority interest in loss of subsidiary    (33,198)                (98,937)
  Changes in assets and liabilities:
      (Increase) decrease in:
          Accounts Receivable               (946,659)               (376,668)
          Material and supplies              120,727                  78,512
          Prepaid expenses                   741,082                  21,761
          Prepaid pension costs             (127,057)               (299,097)
          Other Assets                        88,529                  (9,502)
      Increase (decrease) in:
          Accounts Payable                (1,026,236)               (145,053)
          Accrued expenses and
             other current liabilitie        647,833                 118,962
          Other liabilities                 (351,100)                124,290
          Deferred income taxes             (377,632)                219,564
                                           3,504,278               2,888,495
      Net cash provided by
               operating activities        9,622,848               7,895,662

Cash Flows From Investing Activities:
    Plant removal costs                     ($66,557)               ($75,717)
    Salvage from plant retired               111,612                 112,366
    Purchase of plant                     (5,016,922)             (4,474,289)
    Acquisition of
        Buffalo Valley Telephone Co.     (20,154,908)                      0
    Capital investments in unconsolidated
               partnership interests        (300,000)               (200,000)
    Capital distributions from
    unconsolidated partnership interest      110,400                  92,000
    Net cash used in investing activities(25,316,375)             (4,545,640)

Cash Flows From Financing Activities:
   Borrowings on line of credit           $1,400,000              $1,000,000
   Principal payments on line of credit   (1,900,000)                      0
   Principal payments on long term debt     (292,500)               (292,500)
   Proceeds from long term debt           22,000,000                       0
   Proceeds from issuance of stock under
       the employee stock purchase plan            0                       0
   Cash dividends paid                    (3,679,903)             (3,463,242)
   Minority interest investment
                     in subsidiary           200,000                       0
         Net cash provided by (used in)
                    financing activities  17,727,597              (2,755,742)

  Increase (decrease) in cash &
              cash equivalents            $2,034,070                $594,280

Cash & Cash Equivalents at
              Beginning of year              671,495                 907,051

Cash & Cash Equivalents at SEPTEMBER      $2,705,565              $1,501,331

CONESTOGA ENTERPRISES, INC.
Consolidated Statement of Cash Flow (Unaudited) Continued
NINE MONTHS ENDED SEPTEMBER  30, 1996 AND 1995
                                                       1996         1995

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Payments for:
                       Interest                     $780,975    $342,627
                       Income Taxes               $4,855,821  $2,908,468



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES

Acquisition of Buffalo Valley Telephone Company;
  Working Capital acquired, net of cash and cash
  equivalents of $5,458,768                       $1,017,550
  Other assets acquired, principally plant and
           intangible assets                      57,283,566
  Long-term debt and other liabilities assumed    (5,208,952)
  Redeemable preferred stock issued               12,780,170
  Common stock issued                             19,248,712
  Acquisition and investment costs paid prior to    (908,374)
                                                 $20,154,908

                   CONESTOGA ENTERPRISES, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       UNAUDITED

NOTE  1:    BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such informatin reflects all adjustments (consisting solely of normal recurring adjustments) which, are in the opinion of management, necessary for a fair statement of results for the interiumperiods.

The results of operations for the three and nine-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE  2:    LONG TERM DEBT

 Long-term debt  is summarized as follows:
                                          9/30/96     9/30/95     12/31/95
 Promissory note, interest payable monthly
at prime, with a ceiling of 8.5%, principal
due in 1997, unsecured                   $2,500,000  $2,500,000  $2,500,000

 Promissory note, interest payable monthly
at prime, with a ceiling of 8.4%, through
May, 1997, quarterly principal payments of
$97,500 through 2002,  unsecured          2,242,500   2,632,500   2,535,000

 Series A Senior Note interest payable
quarterly at 6.91%, annual principal
payments of $2,000,000 starting June 30,
1998 through June 30, 2000, unsecured     6,000,000           0           0

 Series B Senior Note interest payable
quarterly at 7.59%, annual principal
payments of $1,454,545 starting June 30,
2001 through June 30, 2011, unsecured    16,000,000           0           0

 Promissory note, interest payable June 1
and December 1, at 8.5%, annual principal
payments of $81,000 through 1997, final
payment of $1,323,000 on June 1, 1998,
unsecured                                 1,404,000           0           0
                                        $28,146,500  $5,132,500  $5,035,000
Less current Maturities                   2,971,000     390,000     390,000
                                        $25,175,500  $4,742,500  $4,645,000

                   CONESTOGA ENTERPRISES, INC.

NOTE  3:   ACQUISITION

On May 31, 1996, Conestoga Enterprises, Inc. (CEI) acquired all of the outstanding shares of Buffalo Valley Telephone Company (BVT) an independent local exchange carrier which provides both regulated and nonregulated communication services in Central Pennsylvania. The consideration for the stock included 196,618 shares of CEI $3.42 Series A Preferred Stock, 719,578 shares of CEI Common Stock, and approximately $25 million in cash.

The acquisition has been accounted for as a purchase and the results of operation of BVT since the date of acquisition are included in the consolidated financial statements. The excess of the purchase price over the book value $acquired of $38,964,613 is being amortized over 40 years using the straight
line method.   The allocation of purchase price is in accordance
with Statement of Financial Accounting Standards No. 71 "Accouting for Certain Types of Regulation." This practice differs from the requirements of Accounting Principles Board Opinion no. 16 "Business Combinations" which requires adjusting assets and liabilities to their fair values and which is applicable for nonregulated entities.

Unaudited pro forma consolidated results of operations for the nine months ended September 30, 1996 and 1995 as though BVT had been acquired as of January 1, 1996 and January 1, 1995 are as follows:
                                           1996        1995
Operating revenues                       $35,499     $31,547
Operating income                          11,890      10,517
Net income                                 5,632       5,223
Earnings per common share                  $1.20       $1.11

The above amounts reflect adjustments for amortization of goodwill, interest on debt issued to fund the cash portion of the purchase price and related tax benefit, removal of expenses related to the acquisition, net of taxes, and $3.42 Series A Preferred Stock dividend requirements.

NOTE  4:   OTHER

Certain items for September 30, 1995 and December 31, 1995 have been restated for comparative purposes.

Inventories, at average cost, are material and supplies used to provide service.



                   CONESTOGA ENTERPRISES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE QUARTERLY INCOME STATEMENTS

    Conestoga Enterprises, Inc. (CEI, or the Company) is a Pennsylvania corporation that is doing business as a holding company which owns all of the outstanding shares of the Conestoga Telephone and Telegraph Company (CTT), Buffalo Valley Telephone Company (BVT), Northern Communications, Inc. (NCI), and Conestoga Mobile Systems,Inc. (CMS).

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

On May 31, 1996, CEI acquired BVT in accordance with the terms and provisions of an Agreement and Plan of Merger dated October 18, 1995, among BVT, CEI and a CEI subsidiary, CB Merger Corporation. In the acquisition transaction, BVT was merged into CB Merger Corporation, thus becoming a subsidiary of CEI, and the name of CB Merger Corporation was changed to BVT. CEI acquired all of the outstanding shares of BVT and paid or exchanged (i) $65.00 in cash, (ii) one share of CEI $3.42 Series A Convertible Preferred Stock, par value $65.00, or (iii) 2.4 shares of CEI common stock, for each BVT share, as elected by the BVT shareholders. The total consideration for the transaction was approximately $58,000,000. The holders of 43.8% of BVT shares elected to receive cash, 22.3% elected CEI Preferred Stock and 33.9% elected CEI Common Stock.
The acquisition was accounted for as a purchase.

The CEI consolidated financial statements for the third quarter of 1996 include four months of BVT operations.

FINANCIAL CONDITION
The cash and cash equivalents for the first nine months of the current year increased $2,034,070, part of which was acquired through the merger with BVT. The net cash provided by operating activities was $9.6 million for the first three quarters of 1996, an increase over the first three quarters of 1995 of 21.9%.

                   CONESTOGA ENTERPRISES, INC.
FINANCIAL CONDITION (continued)
Capital expenditures are provided primarily by internally generated funds. There was outside short term borrowing required at various times during the first three quarters, but there was no balance outstanding on September 30, 1996. The Company has available lines of credit with two regional banks totaling $15.0 million at September 30, 1996.
While management believes that cash provided from operations will be sufficient to fund upcoming capital projects, the use of these lines of credit may be required on a short term basis.

 The cash part of the acquisition of BVT was financed through outside financing as follows;
           Series A Senior Note $6,000,000, maturing June 30, 2000 with fixed interest rate at 6.91% to be paid quarterly in arrears, amortized in three (3) equal annual principal payments beginning at the end of year two (2).

           Series B Senior Note $16,000,000, maturing June 30, 2011 with fixed interest rate at 7.59% to be paid quarterly in arrears, amortized in eleven (11) equal annual principal payments beginning at the end of year five (5).

         Cash on hand was used for the remaining cash requirement of $3,136,000.

 The Senior Notes are unsecured and contain certain financial covenants with which the Company must comply. These covenants include, among other things, restrictions on certain types of investments, payment of dividends beyond certain levels and limits upon additinal debt that the Company
Company and its subsidiaries may incur. The Company is currently in compliance with all debt covenants and expects to remain in compliance for the foreseeable future.

196,618 shares of CEI's $3.42 Series A Preferred stock and 719,578 of CEI Common Stock were issued to BVT shareholders as part of the acquisition.The preferred stock is convertible into common stock at any time and can be redeemed by the holder after the second anniversary of the closing date of the merger with BVT. The redemption rate is $65 per share.
The preferred stock may also be called for redemption by the Company after the fourth anniversary of the closing of the merger. The Company believes that internally generated cash flow, along with the existing lines of credit, will be adequate to meet any cash requirements arising out of the redemption of the preferred stock.

    The debt (including CEI Convertible Preferred Stock ) to equity ratio as of September 30, 1996 was 39% debt to 61% equity.
                   CONESTOGA ENTERPRISES, INC.
RESULTS OF OPERATIONS
Net income for the first nine months of 1996, of $6,118,570, increased 22.2% when compared with the first nine months of 1995. The consolidated financial statements (unaudited ) for the period include results from the Company and its subsidiaries as follows:

              CEI       Parent Company              $492,187
              CTT       Local Exchange Carrier    $4,771,761
              BVT       Local Exchange Carrier (    $545,641
              NCI       Reseller of Long Dist. Sv   $376,504
              CMS       Paging Services             ($17,725)
              CWC       PCS Company                 ($49,798)

Net income for the third quarter of 1996, of $2,405,475 when compared with the third quarter of 1995 shows an increase of 45.5% . This increase is primarily the result of the addition of BVT and to a retroactive billing adjustment recorded during the third quarter of 1996 for CTT, as well as unprecedented access line growth for CTT & BVT. Net income for the third quarter of 1996, when compared with the second quarter of 1996, increased 34.2% for the same reasons mentioned above.

OPERATING REVENUES
Operating Revenues for the first nine months of 1996 were $30,512,774, an increase of 25.4% when compared with the first nine months of 1995. Operating Revenues for the third quarter of $12,283,707 increased 53.7% over the third quarter of 1995 and 28.8% over the second quarter of 1996.

  The increase in operating revenues for the first nine months of 1996, partially due to the addition of BVT and to a retroactive billing adjustment during the third quarter of 1996 is comprised of the following:

                                      Increase/
                                      (Decrease)      %
                Local  Service          $940,844        21.5%
                Access Service        $3,436,798        33.1%
                Long Distance Service   $833,733        14.5%
                Nonregulated Sales an   $958,238        29.8%
                Miscellaneous (net un    $12,780         2.3%

 Local Service revenues include regulated revenues from CTT, BVT and CMS.
CTT and CMS both recorded increases in local service revenues for the nine month period, and BVT added $752,000 in local service revenues.

                   CONESTOGA ENTERPRISES, INC.
RESULTS OF OPERATIONS (continued)
Total access lines in service on September 30, 1996 was 71,328. CTT had 47,441 in service, CMS had 5,054, and BVT had 18,833. Total access lines added during the first nine months of 1996 (including BVT for nine months) was 2,915.

Both local exchange carriers (CTT & BVT) recorded increases in access service revenues, which is a direct result of increased minutes of use on the toll network.
Interstate-Interlata minutes of use increased about 12% and Intrastate-Interlata minutes of use increased about 23%. Intralata terminating minutes of use increased 6.7%. CTT also recorded a retroactive billing adjustment during the third quarter of $315,000. BVT added $2.2 million in access service revenues.

Long Distance Service revenues include intralata toll revenues from CTT and BVT, as well as the resale of long distance service from NCI. CTT recorded increases for the first nine months of 1996. NCI recorded a decrease of 5.5% in operating revenues. BVT added $631,000 in long distance service revenues.

Nonregulated Sales and Lease revenues include sale and lease of telephone equipment and directory advertising from CTT and BVT, as well as sale and lease of pager and cellular equipment from CMS. CTT nonregulated revenues increased 4.3%, and CMS nonregulated revenues were up 1.6%. BVT added nonregulated revenues of $851,204.

Miscellaneous revenues include billing and collection revenues from CTT and BVT. CTT has experienced a decrease, which is a result of an interexchange carrier's take back of certain billing and collections functions previously performed by CTT.

OPERATING EXPENSES
Operating Expenses for the first nine months of 1996 were $20,233,951, an increase of 24.5% when compared with the first nine months of 1995. Operating Expenses for the third quarter of $7,893,007 increased 45.8% over the third quarter of 1995, and 19.6% over the second quarter of 1996.

The increase in operating expenses for the first nine months, partially due to the addition of BVT and to the amortization expense of the BVT acquisition, is comprised of the following:

                                       Increase/
                                      (Decrease)      %
                Plant Specific          $565,009        24.5%
                Plant Non-Specific    $1,126,081        23.5%
                Customer Operations     $522,271        11.2%
                Corporate Operations    $730,068        47.7%
                Nonregulated            $510,559        25.8%
                Amortization Expense    $321,386       100.0%
                Operating Taxes         $204,288        20.9%

                   CONESTOGA ENTERPRISES, INC.
RESULTS OF OPERATIONS (continued)

Plant Specific expenses include CTT, BVT and CMS regulated expenses. CTT recorded increases in aerial cable and buried cable expenses and BVT had $404,800 in plant specific expenses.

Plant Non-Specific expenses include charges for CTT and BVT. CTT recorded increases in the network administration expenses for the installation of the new line assignment software. CTT also had a depreciation study performed by an outside consulting firm. The new rates were adopted retroactive to Jan, 1996, which increased depreciation expense for the nine months of 1996 by $68,000. BVT had $808,000 in plant non-specific expenses.

Customer Operations expenses include expenses for CTT, BVT, NCI, and CMS . Intralata termination charges increased 12.7% during the first nine months of 1996 when compared with the first nine months of 1995. Customer services expenses were down, but advertising expenses increased. BVT had $600,700 in customer operations expense.

Corporate Operations expenses increases were due to payroll allocation changes for certain operating officers of the Company, the addition of Vice President Finance and Administration, and the addition of Vice President Regulatory and External Affairs. BVT had $229,000 in corporate operations expenses.

Nonregulated Sales and Lease expenses include expenses for CTT, BVT and CMS. The increase is primarily due to the addition of BVT, which had $489,000 in nonregulated expenses.

OTHER INCOME (DEDUCTIONS), NET
Interest expense for the first nine months of 1996 includes expense from CTT, CEI, and BVT. The interest expense for the period reflects the additional long term debt financing required for the merger with BVT.

BVT previously had funded debt in the form of long-term notes issued May,1978, at 8.5% interest rate paid semi-annually, with $81,000 annual principal payment. The current balance is $1,404,000, with maturity date and final payment of $1,323,000 due June 1998.

The before tax earnings from the two partnerships which provide cellular telephone service increased during the first nine months of 1996 when compared with the same period of 1995. The before tax earnings for the first nine months of 1996 were $889,300, which is consistent with the earnings reported for the last two quarters of 1995.

CTT's partnership, which primarily provides access to the internet, recorded a before tax loss for the first nine months of $75,900.

                   CONESTOGA ENTERPRISES, INC.
RESULTS OF OPERATIONS (continued)
MINORITY INTEREST
The minority interest recorded during 1996 reflects Infocore, Inc.'s 40% interest in net loss for Conestoga Wireless Company (CWC).

INCOME TAXES
Income taxes for the first nine months  of 1996  are $4,512,575, an increase
of 29.7% when compared with the first nine months of 1995.   BVT had $585,300
in income taxes for the period.

OTHER
PCS SERVICE; During the second quarter of 1995 CEI and Infocore, Inc. ( a King of Prussia, Pa. firm) formed Conestoga Wireless Company (CWC). CWC is a Pennsylvania limited liability company which is owned 60% by CEI and
40% by Infocore, Inc.  CWC will provide broadband personal
communication services if it is successful in acquiring licenses in the current Federal Communications Commissions Personal Communications Service
(PCS) Spectrum Auction.   It was not successful in acquiring a license in the
"C" Block Auction, but is currently bidding in the "D", "E", and "F" Block Auctions.
If the Company is successful in acquiring one or more of these licenses, it anticipates that the cost of the licenses would be funded out of current earnings, but the development of the PCS system would require significant investment of capital which would be funded by additional debt.

COMMON STOCK BUYBACK; At the Board of Directors meeting held on September 24, 1996, the Board authorized the purchase of up to 100,000 common shares on the open market and/or private negotiated transactions, though June 30, 1997. All purchases shall be in accordance with the Securities and Exchange Commission regulations.

TELECOMMUNICATIONS ACT OF 1996;   On February 8, 1996, the
Telecommunications Act of 1996 (TA96) was signed into law. TA96 amends the Communications Act of 1934 and contains extensive ground rules for the evolution of the telecommunications marketplace to full competition. The legislation contained a specific timeframe for action by the Federal Communications Commission (FCC) in order to implement various aspects of the law.

The first major action by the FCC occurred on August 8, 1996 when the FCC issued its Interconnection Order. The order contained provisions regarding operational and pricing guidelines required to facilitate the interconnection of competing local networks. In response to the FCC's actions, several Bell operating companies (among others) initiated legal action to block the implementation of this order. On October 15, 1996 the 8th Circuit
Federal Court of Appeals issued a stay on certain aspects of the FCC's order, until the courts can decide if the FCC overstepped its authority regarding interconnection price setting. In addition, the FCC is planning to address the issues of universal service and access charge reform in the first half of 1997.

                   CONESTOGA ENTERPRISES, INC.
RESULTS OF OPERATIONS (continued)
There were also significant events in the state regulatory arena. On May 23, 1996, the Pennsylvania Public Utility Commission issued an order which requires new local telephone companies that wish to provide telephone service in areas that are currently served by rural telephone companies to commit to serving the entire territory served by the rural telephone company.
Since CTT and BVT are both classified as rural telephone companies in the Telecommunications Act of 1996, this means that new competitors will not be able to "cherry pick" our best customers. This order was designed to promote fair and equal competition in rural areas.

Due to the changes described above, competition will have an impact on CEI in the not too distant future. It is anticipated that in spite of CEI's rural status, competitors will attempt to enter our markets and therefore some segment of the existing business could be at risk. In that regard, however, the Company is confident in its ability to meet this challenge and to continue to grow the existing business in a competitive environment.
Competition will also create opportunities for CEI in markets that were heretofore closed to CEI in a monopoly telecommunications environment. The Company intends to analyze out-of-franchise opportunities and aggressively pursue expansion into these markets where warranted.

ITEM 4
        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 A special meeting of the shareholders of CEI was held on May 22, 1996 to consider and take action to amend the CEI Articles of Incorporation to authorize a class of preferred stock, and the issuance of common and preferred stock in the merger of BVT into a subsidiary of CEI.

Proposal # 1  To amend CEI Articles of Incorporation to authorize a class of preferred stock;
              For - 2,881,253     Against - 91,007      Abstain - 7,128

Proposal # 2  The issuance of common and preferred stock of CEI in the merger of BVT into a subsidiary of CEI
              For - 2,890,042     Against - 61,931      Abstain - 30,800

                   CONESTOGA ENTERPRISES, INC.
PART II. OTHER INFORMATION

     Item 6 (b) EXHIBITS AND REPORTS ON FORM 8-K

A form 8-K was filed on June 13, 1996 to report that on May 31, 1996 the merger of BVT as a subsidiary of CEI was completed.

Amendment #1 of Form 8-K was filed on August 14, 1996 to provide the historical financial statements of BVT and the Pro Forma condensed consolidated financial statements of CEI giving effect to the merger.

A form 8-K was filed on October 2, 1996 to report that on September 24, 1996 the Board of Directors authorized the repurchase of up to one hundred thousand shares of the common stock of CEI on the open market or in negotiated transactions, depending on market conditions and other factors.



                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CONESTOGA ENTERPRISES, INC.




   Date      November 14, 1996                    By  /s/  John R. Bentz
             _______________               _________________________________
                                                          John R. Bentz
                                                          President



   Date      November 14, 1996                     By /s/ Albert H. Kramer
             _________________               ________________________________
                                                          Albert H. Kramer
                                      Vice President, Finance and Administration