Form 10-K
period 1996-12-31
CONESTOGA ENTERPRISES INC
filed 1997-03-17
CIK 854727

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996  Commission File Number 0-24064



                    CONESTOGA ENTERPRISES, INC.

a Pennsylvania Corporation                       Employer IRS No. 23-2565087

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

                                 Yes __X____ No _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   []


Indicate the number of shares outstanding of each of the issuers' classes of Common Stock, as of the close of the period covered by this report.

          Class                       Outstanding at December 31, 1996

     Common Stock, $5.00 par value                     4,510,100

The aggregate market value of the voting stock held by non-affiliates on February 28, 1997, was $104,697,777. The stock of the Company is traded on NASDAQ Small Cap market (ticker symbol "CENI"). Therefore, the price is based on the most recent price at which the Company's stock has been traded.

     DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 3, 1997, are incorporated by reference into
Part III of this report.

                               PART I

ITEM 1.  BUSINESS

          Conestoga Enterprises, Inc. (CEI, or the Company) is a
Pennsylvania corporation that is doing business as a holding company owning all of the outstanding shares of the Conestoga Telephone and Telegraph Company (CTT), Buffalo Valley Telephone Company (BVT), Northern Communications, Inc. (NCI), Conestoga Mobile Systems, Inc. (CMS), and Conestoga Investment Corporation (CIC). CEI has a 1% general partnership interest in the Berks and Reading Area Cellular Enterprises Partnership (BRACE) and a 10% partnership interest in the Lancaster Area Cellular Enterprises Partnership (LACE). It also has a 60% interest in Conestoga Wireless Company (CWC), a limited liability company, formed during 1995 to provide personal communication services (PCS). CEI was incorporated on January 27, 1989 under the provisions of the Business Corporation Law of Pennsylvania, Act of May 5, 1933, P.L. 364, as amended and supplemented, to do all things and exercise all powers, rights and privileges which a business corporation may now or hereafter be organized or authorized to do or exercise under such act.

          CEI owns all of the outstanding shares of CTT and BVT. Both companies are independent local exchange carriers, which furnish communication services, mainly local and toll telephone service in their respective service areas. CTT serves an area of approximately 300 square miles which includes parts of the counties of Berks, Chester, Lancaster, and Montgomery, in the Commonwealth of Pennsylvania. BVT serves an area in Union and Northumberland Counties. Both Companies services' are distributed through their telephone exchanges and systems of overhead and underground wire and cables. CTT's and BVT's entire telephone systems are digitally equipped. The population of CTT's service area is estimated to be 120,400, with an average annual growth rate of .76%. The population of BVT's service area is estimated to be 36,500, with an average annual growth rate of .45%.

          CEI became the owner of all of the outstanding stock of CTT on December 31, 1989, pursuant to a plan of merger in which the owners of all of the outstanding shares of voting stock of CTT exchanged their shares for outstanding shares of CEI. CEI's shares are registered under the Securities Act of 1933.

           CEI acquired BVT on May 31, 1996, pursuant to an Agreement and Plan of Merger in which (1) the original BVT was merged into a subsidiary of CEI; (2) the name of the subsidiary was changed to BVT; and (3) the owners of all of the outstanding shares of common stock of BVT received for each share of BVT common stock one of the following, $65.00 in cash; 1 share of CEI $3.42 Series A Convertible Preferred Stock, par value $65.00; or 2.4 shares of CEI Common Stock.

         CTT was organized and incorporated on August 20, 1902. Old BVT which was merged into the CEI merger subsidiary in the merger transaction, was incorporated on September 13, 1904.

ITEM 1.  BUSINESS  (Continued)

 Both were incorporated under the laws of the Commonwealth of Pennsylvania as telephone utility companies. Their geographic service areas are authorized and established by the Pennsylvania Public Utility Commission (PUC). Such authorization is perpetual. Within their areas, at the present time, they are not in competition with any other company in providing local exchange telephone service. The PUC has approved petitions of several Competitive Local Exchange Carriers (CLEC's) to offer local exchange telephone service in Bell of Pennsylvania areas. The Telecommunications Act of 1996 does contain provisions which open the telephone utilities' local exchange markets to competition as well as provisions which permit the telephone utilities'local exchange carriers to provide long distance service outside their regions. CTT and BVT are subject to the jurisdiction of the Federal Communications Commission (FCC) with respect to interstate services. CTT and BVT are also subject to the jurisdiction of the Pennsylvania Public Utility Commission (PUC) with respect to intrastate services.


          The earnings for 1996 were impacted by several events as follows:

          1. During the second and fourth quarter of 1996, CTT expensed additional Signaling system 7 (SS7) software for CLASS type services, which include Caller ID, Return Call and Repeat Call.

          2. During the second quarter of 1996 BVT was added to the consolidated financial reporting of the Company.

          3. During the third quarter of 1996 CTT recorded a positive retroactive access billing adjustment.

          4. The partnerships providing cellular telephone service in both the Reading metropolitan area as well as the Harrisburg, Lancaster, York metropolitan area recorded substantial increases in the undistributed net income for the year.

          On January 1, 1991, CTT transferred to CEI 100% stock ownership of Northern Communications, Inc. (NCI), which had been organized in March 1981 as a non-regulated commercial enterprise operated for the resale of long distance service. This transfer had no effect on the consolidated financial statements.

          The net operating profits of NCI for 1996, 1995, and 1994 were $498,778, $491,703, and $475,762 respectively.

          On January 1, 1991, CTT assigned to CEI, CTT's interests in two joint ventures which provide cellular telephone services. The assigned interests consist of:

ITEM 1.  BUSINESS (Continued)

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

            In December, 1996 BRACE was converted to a limited partnership. CEI then assigned its 69% limited partnership interest in the Berks and Reading Area Cellular Enterprises Partnership (BRACE) to CIC, a holding company, organized and incorporated in the state of Delaware, as an investment company.

          These transfers had no effect on the consolidated financial statements of CEI. As of December 31, 1996. CEI's investment in BRACE is
$2,555,292 and in LACE is $731,279.   BRACE has in turn invested $3,634,583
in the Reading SMSA Limited Partnership; and LACE has invested $7,318,118 in the Susquehanna Cellular Communications Limited Partnership.

          During 1995, CTT acquired an 11.85% interest in the PenTeleData Limited Partnership I, which provides certain data transmission and interconnection services, including Internet services. As of December 31, 1996 and December 31, 1995, CTT had a net investment of $90,456 and $201,349 respectively. CTT's share of the losses for 1996 and 1995 were $110,892 and $118,651 respectively.

           Conestoga Mobile Systems, Inc. (CMS) was incorporated on April 1, 1991 to provide pager services. It began operating on June 1, 1992 in the central Pennsylvania region, after receiving regulatory approvals to acquire and operate certain radio paging systems formerly owned by United Telephone Company of Pennsylvania.

           During the last half of 1992, CTT transferred its non-regulated paging and cellular property and equipment to CEI as a non-cash dividend and CEI in turn transferred the same to CMS as additional paid in capital. Since the end of 1992 all paging operations of CEI and its subsidiaries have been provided by CMS. The transactions described above had no effect on consolidated financial statements. During the second quarter of 1994, CTT instituted monthly bulk rates for paging access lines, and established CMS as a reseller of pager access lines. The net operating loss for CMS for 1996, 1995, and 1994 was $52,353, $72,557, and $56,189 respectively.

          Conestoga Wireless Company (CWC) was formed on March 17, 1995 as a Limited Liability Company (Organized in Pa.). CEI has 60% interest and Infocore, Inc., a telecommunications company with headquarters in King of Prussia, Pa., has 40% interest. CWC participated in the Federal Communications PCS Spectrum Auction and was successful in acquiring licenses to provide personal communications services in the Eastern and Central Pa. regions.


 ITEM 1.  BUSINESS (Continued)
          Percentages of the Company's consolidated operating revenue in local, long distance, nonregulated, and other services are shown on the following table:

                    1996      1995      1994      1993      1992
Local*               17%       18%       18%       19%       20%
Long Distance
 and Access          67%       67%       68%       67%       67%
Nonregulated**       14%       13%       12%       11%       10%
Other***              2%        2%        2%        3%        3%
                    100%      100%      100%      100%      100%

             * CTT and BVT bill for local service on a flat rate basis.

            ** Includes revenues from CTT and BVT for their nonregulated business, (sales and lease of equipment and directory advertising) and CMS nonregulated business (sale and lease of pager and cellular equipment and wide area pager service).

          *** Includes rent revenues, billing and collection revenues, and uncollectible revenues.

     The regulated local, long distance and access services' gross revenues contribute a greater percentage to net income than the more competitive nonregulated service gross revenues.

     The Company had 72,266 access lines in service on December 31, 1996. CTT had 48,133 access lines in service, BVT had 19,086 and CMS 5,047 access lines. Approximately 21,000 access lines served business customers.

     CTT had a total of 127 employees as of December 31, 1996, of which 83 are covered by one collective bargaining agreement. BVT had a total of 61 employees, none of which are covered by a bargaining agreement.

ITEM 2.  PROPERTIES

     Since the business of CTT and BVT is that of furnishing communication service, and as their plant is widely distributed in the territories serviced by them, their properties do not lend themselves to description by character and location of principal unit.

     As of December 31, 1996, digital switching equipment represented approximately 35% of CTT'S and BVT's investment in telephone plant in service; land and buildings (occupied principally by digital switching equipment) 4%; connecting lines not on subscribers' premises (a majority of which are on or under public highways, streets, and alleys, and the remainder on or under private property) 55%; general purpose computers 2%; and motor vehicles, other work equipment and furniture and office equipment 4% of such investment.

     Conestoga Mobile Systems, Inc.'s business is that of furnishing radio paging service, and as its plant is widely distributed in the territory serviced by it, its properties do not lend themselves to description by character and location of principal unit.


ITEM 2.  PROPERTIES (Continued)

     As of December 31, 1996, Land, Buildings, and Towers represented approximately 33% of CMS's investment in plant; transmitters and terminal equipment 58%, and computers and other plant 9%.

     CTT and BVT own most of their occupied buildings as well as most of the land on which the buildings are located. Several of the remote switching center buildings are located on properties which are leased. During 1995 and 1996, CTT leased office space for its customer service and marketing departments.

     The following tables set forth additional information in connection with the properties of the Company:


                     TELEPHONE PLANT STATISTICS

  YEAR   MILES OF  MILES OF       MILES OF   MILES OF           CENTRAL
   END   POLE      WIRE IN        AERIAL     FIBER OPTICS       DIAL
  12/31  LINES     AERIAL CABLE   WIRES      CABLE              OFFICES

  1992    651      345,770         694       249                10
  1993    651      355,914         665       256                10
  1994    651      364,761         637       271                10
  1995    651      369,971         620       298                10
  1996*   892      582,439       2,132       434                14
        *Includes BVT

             ACCESS LINES BY COMPANY

              YEAR
              END          CTT                CMS             BVT
              12/31        TOTAL              TOTAL           TOTAL
              1992         44,028              1,249
              1993         45,359              1,190
              1994*        44,176              4,138
              1995         45,696              4,716
              1996         48,133              5,047           19,086

Standard practices prevailing in the telephone industry are followed by both CTT and BVT in the construction and maintenance of their plant and facilities, and both consider their plant and facilities are, as a whole, in sound physical and operating condition.

 *  Paging Access Lines transferred to CMS


ITEM 3.  LEGAL PROCEEDINGS

        The Company was not involved in any material legal proceedings as of December 31, 1996.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There was nothing submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a) On June 9, 1994 CEI's Common Stock began trading in the NASDAQ Over-the-Counter Small Cap Market. The Ticker Symbol is CENI. The high and low sales prices for each quarter of 1996 and 1995 are listed below.


                         1996                High              Low
                    1st Quarter             $29.00            $27.50
                    2nd Quarter             $28.75            $24.00
                    3rd Quarter             $24.50            $22.875
                    4th Quarter             $24.75            $22.875

                         1995                High              Low
                    1st  Quarter            $27.00            $24.00
                    2nd Quarter             $26.50            $24.50
                    3rd Quarter             $28.25            $25.25
                    4th Quarter             $29.50            $27.00

       (b)  Approximate Number of Equity Security Holders.
                                        Approximate Number of
                                        Record Holders (as of
               Title of Class           December 31, 1996)

               Common Stock                    1,858 (1)

            Preferred Stock                       69 (1)

          (1) Included in the number of stockholders of record are shares held in "nominee"or "street" name.


       (C)  Dividends

       Payments of common stock dividends will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Company. During the years 1995 and 1996, the total cash dividend paid each year by the Company was $1.20 per share. Dividends were paid quarterly throughout the years. A 5% stock dividend was declared by the Board of Directors during 1994, payable February 28, 1995 to shareholders of record on January 31, 1995. Under the most restrictive covenants of the Company's debt agreement, $11,800,000 of the consolidated retained earnings is available for payment of cash dividends in 1997.

          During the second quarter of 1996 the Company issued Series A Convertible Preferred Stock. Cumulative dividends of $3.42 per share per
annum are paid semi-annually.   During 1996 the total cash dividend paid per
share was $1.71 per share.



ITEM 6.  SELECTED FINANCIAL DATA

Selected Income Statement Data:

                       1996       1995        1994        1993       1992
Operating Revenue  $42,898,943 $32,552,703 $31,702,785 $30,077,940 $29,070,940
Net Income           8,505,814   6,530,858   6,293,983   6,135,813   6,373,077
Earnings per Common
Share*                $1.91        $1.70       $1.64      $1.60        $1.66


                          1996       1995        1994        1993       1992
Cash Dividends declared
per Common Share*         $1.20      $1.20       $1.11       $1.10      $1.09
                      *adjusted for 5% stock dividend February, 1995


 Selected Balance Sheet Data:
                      1996       1995        1994        1993       1992

Net Plant        $ 62,934,147 $46,140,262 $45,599,261 $44,989,591 $44,581,057
Total Assets      119,851,818  58,594,725  55,799,116  53,231,772  52,041,087
Long-term Debt
Less Current
Maturities         27,218,000   4,645,000   5,035,000   5,425,000   5,815,000
Minority Interest
in Subsidiary *       400,198     253,367       0            0            0
Stockholders'
  Equity           63,073,516  42,088,955  39,908,356  37,649,118  35,772,871
              *Conestoga Wireless Company

When comparing 1996 with 1995 many of the variances are a direct result of the merger with BVT efffective May 31, 1996.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

          The following table sets forth for the periods indicated (a) percentages which certain items reflected in the financial data bear to total revenues and (b) the percentage increase of such items as compared to the indicated prior period.
                         Relationship To             Period to Period
                         Total Revenues              Increase (Decrease)
                         Year Ended December 31            Years Ended


                         1996    1995    1994       1996-95      1995-94
Local Service Revenues   17.3%   17.7%   18.0%       28.4%         1.3%
Long Distance and
   Access Revenues       66.8%   66.9%   68.0%       31.6%         1.1%
Nonregulated             13.9%   13.1%   11.6%       40.1%         16.2%
Other Revenues            2.0%    2.3%    2.4%       15.5%         (6.2%)
                        100.0%  100.0%   100.0%      31.8%          2.7%

                         Relationship to             Period to Period
                         Total REvenues              Increase (Decrease)
                         Year Ended December 31           Years Ended

                         1996    1995    1994        1996-95      1995-94
Operating Expenses       67.2%   67.5%   66.4%        31.3%         4.4%

Operating Income         32.8%   32.5%   33.6%        32.9%         (.6%)

Other Income (Net)         .5%    1.0%     .2%       (25.0%)       374.8%

Income Taxes             13.6%    13.4%   13.9%       33.3%         ( .8%)

 Minority Interest         .1%       0        0         N/A            N/A

Net Income               19.8%    20.1%   19.9%        30.2%         3.8%




RESULTS OF OPERATIONS:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)

Operating Revenues:

     Operating Revenues increased 31.8% during 1996 when compared with 1995, a direct result of the addition of BVT during the second quarter of 1996. BVT added $7.9 million in operating revenues for the seven month period of 1996, or 76% of the increase. During the 1994-96 period the increase was 35.3%. Local Service Revenues, which include regulated revenues from CTT, BVT and CMS, increased 28.4% during 1996, when compared with 1995. BVT added $1.3 million in local service revenue during 1996, or 81% of the increase. The increase is partly due to the record setting increase in access lines added for both CTT and BVT throughout the year.

      The Company's access lines increased 5.9% during 1996, adding 3,853 lines. The total access lines in service as of December 31, 1996 are 72,266. CTT had 48,133, BVT had 19,086, and CMS had 5,047 access lines in service. The Company anticipates that the trend of residential customers installing more than one access line to their residence will continue in the near future and therefore the growth of access lines should continue. CTT and BVT were very successful in their marketing of such second line installations to their residential customers during 1996.

     Access Service Revenues increased 39.8% during 1996, and for the 1994-96 period increased 46.8%. BVT provided $3.9 million of access revenue during
1996, or 70% of the increase.   Interstate Interlata  access minutes of use
increased 8.8%. Intrastate interlata access minutes of use increased 14.4% during 1996. Intrastate intralata minutes of use increased 9.5% during 1996. These increases are a result of continued increases in usage on the toll network of CTT and BVT. During the third quarter of 1996 CTT recorded a prior period access billing adjustment, which added about $275,000 in access revenue for 1996. It is anticipated that access rates will decline when local competition becomes more widespread.

      Long Distance Service Revenues, which include regulated CTT and BVT intralata toll revenue, as well as NCI long distance reseller revenues, increased 16.5% during 1996 when compared with 1995. BVT provided $1.1 million of long distance revenue during 1996 or 85% of the increase. For the 1994-96 period they increased 10.0%. With the enactment of the Telecommunications Act of 1996, long distance toll service will become very competitive with the potential for loss of customer base and revenue.

     Nonregulated Sales and Lease Revenues which include (1) CTT and BVT sale and lease of telephone equipment and directory advertising revenues, and
(2) CMS sale and lease of pager and cellular equipment and local and wide area reseller operations, increased 40.1% during 1996 and increased 62.8% during the 1994-96 period. BVT provided nonregulated revenue of $1.5 million for 1996, or 88% of the increase. Modest growth was experienced by all entities during 1996.

      Miscellaneous Revenues (net of uncollectibles), which include CTT and BVT regulated revenues for rents and billing and collection, increased 15.4% during 1996 and for the 1994-96 period increased 8.3%. BVT provided $109,000 in miscellaneous revenues during 1996, or 96% of the increase. Both entities are experiencing decreases in billing and collection revenue due to an interexchange carrier taking back certain billing and collection functions previously performed by both. Miscellaneous Revenues continue to be a non
growth part of the company's revenue stream.   Uncollectible revenues were
about .4% of total operating revenues for 1996.

Operating Expenses:

     Operating Expenses increased 31.3% during 1996 when compared with 1995, a direct result of the merger with BVT in 1996. During the 1994-96 period operating expenses


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)

increased 37.0%. BVT added $5.6 million in operating expenses, or 81% of the increase. Plant Operations Expenses, which are predominantly CTT and BVT regulated expenses, increased 29.5% in 1996 and increased over the 1994-96 period 34.6%. These expenses include outside plant , digital switching, engineering and related administrative expenses. BVT added plant operation expenses of $875,000 during 1996, or 67% of the increase. The demand for enhanced services required that the additional SS7 software additions
planned for the next two years be completed  during 1996.    CTT added
$500,000 of software to its digital switch during the current year. BVT will be adding similar software during 1997.

      Depreciation and Amortization Expenses, for 1996 increased 45.0% over 1995 and for the 1994-96 period increased 54.5%. BVT added $1.9 million in depreciation and amortization expense during 1996, or 83% of the increase. Depreciation expense for 1996 from CTT, BVT and CMS was $6.8 million and equates to a 6.93% effective composite rate consistent with the two previous years. Amortization expense represents the cost in excess of net assets associated with the acquisition of BVT, which is being amortized over 40 years.

       Customer Operations Expense, which includes CTT, BVT and CMS regulated, and NCI expenses, increased 15.1% during 1996 and increased 17.9% over the 1994-96 period. Customer Operations Expenses consist of customer services for ordering and billing, as well as marketing and advertising expenses. BVT added $1.2 million of customer operations expenses, which accounts for all the difference when compared with 1995, and the majority of the difference over the 1994-96 period.

       Corporate Operations Expense, which includes regulated charges from CTT and BVT as well as charges from CEI, CMS, NCI , CWC and CIC, increased 51.1% during 1996 when compared with 1995, and increased during the 1994-96 period 82.2%. BVT added about $500,000 during 1996 to corporate operation charges, or 45% of the increase. During 1995 CTT began to position its corporate structure for change with the addition of a Vice President Operations and Vice President, Finance & Administration, and continued in 1996 with the addition of a Vice President of Regulatory and External Affairs. It is anticipated that the Company will experience additional charges during 1997 as the Company becomes actively involved in start up operation PCS service through CWC and the pending acquisition of Infocore, Inc.

     Labor sensitive operating expenses increased as a result of the three year contract negotiated with the union during 1996. Effective May 10, 1996, the first year of the contract, wage rates increased 3.1%, which had the effect of increasing labor sensitive benefits as well.

       Non-regulated Sales and Lease Expenses, which include charges from CTT, BVT and CMS, increased 33.7% during 1996, and during the 1994-96 period increased 31.6%. BVT added about $800,000 in nonregulated expenses during 1996, or 32% of the increase.

       Taxes other than income taxes increased 26.2% during 1996 when compared with 1995. The increase is primarily due to the addition of BVT which added $273,000.

Other Income/Expense (net):

     Interest expense increased substantially during 1996 as a result of the acquisition of BVT when compared with 1995 and during the 1994-96 period. External financing in the amount of $22,000,000 was required to provide most of the cash needed for those BVT shareholders who chose cash rather than preferred or common stock of CEI. There was some interim financing required throughout 1996 and 1995 against its lines of credit but there was no balance remaining at the end of 1996. CTT has two 10-year unsecured term loans obtained through a local bank. One carries an interest rate at

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)

prime and a ceiling of 8.5% , with principal due 1997, the other one carries an interest rate at prime with a ceiling of 8.4% through May 1997, with principal payments due quarterly. Both of these current term loans have been refinanced in 1997, through a $5.0 million unsecured loan at an interest rate of 6.89%. BVT had existing debt of $1.4 million at an interest rate of 8.5% which the Company acquired through the merger, the balance of which is due the second quarter of 1998.

      During 1996, the Company held a 70% partnership interest in the BRACE partnership which in turn owns a 39% limited partnership interest in the Reading SMSA Limited Partnership providing cellular telephone service in the Reading metropolitan area, and a 10% partnership interest in the LACE partnership, which in turn owns an 18.4% limited partnership interest in the Susquehanna Cellular Communications Limited Partnership providing cellular telephone service in the Harrisburg, Lancaster, York metropolitan area. The Company, through CTT, holds an 11.5% interest in PenTeleData which provides local access to the Internet. The pre-tax income from the Company's interests in these ventures increased 90.5% in 1996 when compared with 1995, to $1,256,357. Profits from the cellular interests might be adversely impacted with the advent of PCS services.

       On December 24, 1996 the Company transferred its 69% Limited Partnership interest in BRACE to CIC.

Income Taxes:

     Income taxes increased 33.3% during 1996 when compared with 1995 due to the 31.2% increase in income before income taxes, and 32.3% during the two year period 1994-96. The federal income tax rates over the period remained unchanged. The state income tax rate during 1996 and 1995 was 9.99% but during 1994 was 11.99%.

Minority Interest:

     The minority interest recorded during 1996 and 1995 reflects Infocore, Inc.'s 40% interest in net loss for Conestoga Wireless Company (CWC).

Net Income:

     Net Income for 1996 increased 30.2% when compared with 1995, and for the 1994-96 period increased 35.1%. BVT after absorbing the merger costs added about $800,000 to net income for 1996, or 40% of the increase. The balance of the increases can be attributed to excellent growth in access lines, increased minutes of use on the network for access, and increased undistributed profits from the partnerships providing cellular services.

Accounting for the Effects of Certain Types of Regulation ("SFAS 71"):

     The Company follows the accounting statement which recognizes the economic effect of rate regulation by recording costs and a return on investment as such amounts are recovered through regulatory authorized rates. As of December 31, 1996, the Company had no regulated assets but had regulated liabilities which total $858,680. The Company currently expects to follow the accounting prescribed by SFAS 71 in the foreseeable future, but if the Company discontinued this practice, the effects of writing off any regulatory assets and liabilities would not be material to operations of the Company.

Liquidity and Capital Commitments:

     Current Operations: The Company had commitments at December 31, 1996 of $1,400,000 for the purchase of equipment and materials to continue to upgrade its telecommunications plant base. The projected capital budget requirements for 1997 of approximately $7.0 million will be financed through internally generated funds.

      A line of credit with a bank at $3 million remained during 1996, with the interest rate at one-half of one percent under the bank's prime rate. During 1996 a second line of credit was secured from another bank for $10 million with interest at

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)

one percent below the bank's prime rate or .35 percent above the bank's
overnight base rate.   The prime rate applicable at December 31, 1996 and 1995
was 8.25% and 8.75%, respectively. The overnight base interest rate on December 31, 1996 was 7.35%. The line of credit was utilized several times
during the current year to cover current expenses.   There was no balance
outstanding on December 31, 1996, but there was a $500,000 balance outstanding on December 31, 1995.

      The Company has continued to invest in the future of the telecommunications industry through the ownership of the publicly traded stock of other telecommunication companies. During 1996 the Company's total investment in these publicly traded stock decreased due to unrealized depreciation of such stock. The current market value of such investment is $1,622,107. This investment may be a source of future liquidity.

      The Board of Directors at its monthly meeting on September 24, 1996 authorized the repurchase of up to one hundred thousand shares of CEI common stock on the open market or in negotiated transactions. The maximum price which will be offered at any time will be $24.00 per common share depending on market conditions and other factors. As of February 28, 1997 there were 87,273 common shares purchased back at an average price of $23.34 per share.

       Management believes that the current working capital is adequate to meet the immediate operating requirements, and that the current available credit facilities are adequate to provide short term financing for unforeseen requirements.

       The capital requirement over the next five years, for CWC to provide the high mobility services through PCS, could exceed $50 million. The financing of the project could come from (1) internal sources, (2) long term debt, or possibly (3) stock issue, or a combination of the three.

 Pending Acquisition:

          On February 13, 1997 the Company signed a letter of intent (Agreement) to acquire all of the common stock of Infocore, Inc., a
telecommunications company based in King of Prussia, Pennsylvania.   Under the
terms of the Agreement, the Company will issue 200,000 shares of common stock to Infocore, Inc.'s stockholders in exchange for all outstanding shares of Infocore, Inc. The transaction will be accounted for by the purchase method, with the effective date of the merger expected to be third quarter of 1997.

        Management views the proposed acquisition of Infocore as an important step which will strengthen the Company's capabilities of being a full service
telecommunications provider.   It enhances the Company's  customer base and
provides additional experienced telecom and data professionals to the organization. The acquisition solidifies a business relationship which was established in March 1995, when the Company and Infocore, Inc. ("Infocore") formed Conestoga Wireless Company (CWC). The Company owns 60% and Infocore
owns 40%, of CWC.   After the pending acquisition the Company and its
subsidiaries will have 100% ownership of CWC. The proposed acquisition will provide a well qualified and experienced PCS management team.

Personal Communication Services (PCS):

     CWC was a successful  bidder in the Federal Communications Commission
(FCC) auctions for Personal Communication Services ("PCS") radio spectrum D, E, and F bandwidth. PCS is a wireless communications service based on lower power and a higher frequency bandwidth than cellular service. PCS is anticipated to be more reliable, of better quality and less expensive for the customer, than cellular. The Basic Trading Areas in which CWC was the successful bidder are Reading, Pottsville, Sunbury, and Williamsport, Pa. These territories cover nine counties in Pennsylvania with a population of 840,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)

     Management views participation in PCS as being an important part of its future business. PCS is expected to be a reliable, convenient and inexpensive vehicle for providing mobile telephone service. It will provide the Company with a tremendous opportunity to expand the business into neighboring territories while maintaining the Company's current customer base.

Effects of Substantial Indebtedness and Preferred Stock on Future Operations:

     At December 31, 1996, the Company had approximately $28.0 million of long term debt outstanding and approximately $12.8 million of redeemable preferred stock, compared to approximately $63.1 million of common equity. This resulted in a ratio of 40% debt and preferred stock to 60% equity. At December 31, 1995 the ratio was 12% debt to 88% equity. The increases are a result of the acquisition of BVT. It is anticipated that with the pending acquisition of Infocore, Inc. and the building of the PCS infrastructure the Company will incur additional amounts of debt and/or capital.

      Although a higher level of debt and preferred stock is not unusual in the telecommunications industry, the additional debt and preferred stock may have important consequences on the Company's future operations, including (i) the Company will incur additional interest expense, which may have significant principal repayment obligations, (ii) the Company will be subject to significant unscheduled preferred stock redemption obligations because the preferred shares issued in the acquisition of BVT which may be "put" by the holders thereof beginning in 1998; (iii)the Company's increased leverage may make it more vulnerable to economic downturns and reduce its flexibility in responding to changing business and economic conditions; and (iv) payment of dividends on the Company's common shares, may be restricted by the level of financial resources needed to service the Company's additional debt and preferred stock.

 Regulated Industry:

      Conestoga Telephone Company (CTT), and Buffalo Valley Telephone Company
(BVT) are subject to a rate making process regulated by the Pennsylvania Public Utility Commission (PUC) called rate of return regulation. An amendment to the Pennsylvania Public Utility Act passed in 1993, provides for streamlined rate regulation and a method for determining rates other than the rate of return regulation and procedures. This new regulation referred to as Chapter 30, provides a price stability mechanism in which a telephone company's annual revenues from non-competitive services may be permitted to change in line with the gross domestic product price index, minus a productivity offset, with no limitation on earnings by the regulated company. In order for the Company to avail itself of the procedures permitted by chapter 30, CTT and BVT must commit to providing universal broadband services by 2015. As of yet, neither have determined the full effects of such a pricing mechanism, therefore, they have not availed themselves of the alternate pricing procedures.

      The telecommunication industry continues to undergo fundamental changes, which may have a significant impact on financial performance. The Federal Telecommunications Act of 1996, while apparently lifting the ban on cross ownership between cable and telephone companies in communities served by the local telephone company, opens the local telephone company's market to new competitors providing local exchange service.

       Management recognizes that there will be substantial competitive pressure in the local exchange market from many players in the future. It also believes that competition will bring many new opportunities for the local exchange companies. Management is endeavoring to position the Company to take advantage of these opportunities as they arise, and remains optimistic about the future.

Forward-Looking Statements:

       Management's Discussion and Analysis of Financial Conditions and Results of Operations relating toOperating Revenues, Other Income/Expense, Liquidity and Capital Commitments, Pending Acquisitions, PCS, Effects of Substantial Indebtedness and Preferred Stock on Future Operations and Regulated Industry and other statements relating to anticipated growth, anticipated sources of funding for continuing operating activities and construction expenditures (see. . . above) constitute "forward-looking statements" as defined in the Securities Litigation Reform Act of 1995.
Such forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in forward-looking statements. The projections made herein are expressed in good faith and believed by the Company to have a reasonable basis, but there can be no assurance that actual outcomes or results will not differ materially from the expected outcomes or results described herein. Important factors that could cause actual results to differ materially from the forward-looking statements identified in this paragraph are discussed in the above-referenced sections and accompany such forward-looking statements.

PART II

ITEM 8. Financial Statements and Supplementary Data


               INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Conestoga Enterprises, Inc.
Birdsboro, Pennsylvania


     We have audited the accompanying consolidated balance sheets of Conestoga Enterprises, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conestoga Enterprises, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                           BEARD & COMPANY, INC.





Reading, Pennsylvania
January 18, 1997, except for Note 13 as to which the date is February 13, 1997

CONESTOGA ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS


December 31,                                             1996         1995

ASSETS

CURRENT ASSETS
Cash and cash equivalents                           $1,956,554     $671,495
Accounts receivable, including unbilled revenue      6,888,667    3,751,182
Inventories, at average cost                           867,205      576,786
Prepaid expenses                                       206,351      404,271

Total current assets                                 9,918,777    5,403,734

INVESTMENTS AND OTHER ASSETS
Cost in excess of net assets of business acquired,
less amortization of $ 567,357                      38,337,140        -
Investments in partnerships                          3,377,027    2,552,270
Investments in equity securities                     1,622,107    2,361,102
Prepaid pension costs                                2,148,700    1,425,584
Other                                                1,513,920      711,773

                                                    46,998,894    7,050,729

PLANT
In service                                         123,137,474   86,222,150
Under construction                                     557,293    1,064,075
                                                   123,694,767   87,286,225
Less accumulated depreciation                       60,760,620   41,145,963
                                                    62,934,147   46,140,262



                                                  $119,851,818  $58,594,725

See Notes to Consolidated Financial Statements.




December 31,                                             1996         1995

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Note payable                                        $     -        $500,000
Current maturities of long-term debt                   831,000      390,000
Accounts payable                                     2,769,189    1,982,689
Accrued payroll and vacation pay                       855,981      390,372
Advance billings and customer deposits                 307,806      484,617

Total current liabilities                            4,763,976    3,747,678

LONG-TERM LIABILITIES
Long-term debt, less current maturities             27,218,000    4,645,000
Accrued postretirement cost                            596,742      447,908
Other                                                  834,201      189,681

                                                    28,648,943    5,282,589

DEFERRED INCOME TAXES                               10,185,015    7,222,136

COMMITMENTS

MINORITY INTEREST IN SUBSIDIARY                        400,198      253,367

REDEEMABLE PREFERRED STOCK, par value $ 65 per share;
authorized 900,000 shares; issued and outstanding 1996
196,618 shares; $ 3.42 cumulative dividends         12,780,170           -

COMMON STOCKHOLDERS' EQUITY
Common stock, par value $ 5 per share; authorized
10,000,000 shares; issued 1996 4,568,500 shares;
1995 3,848,922 shares                               22,842,500   19,244,610
Additional paid-in capital                          20,420,005    4,769,183
Retained earnings                                   20,863,934   17,727,271
Net unrealized appreciation on marketable equity
securities                                             315,602      347,891
Less cost of treasury stock 1996 58,400 shares      (1,368,525)           -

                                                    63,073,516   42,088,955

                                                  $119,851,818  $58,594,725

CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME


Three Years Ended December 31,        1996           1995          1994

Operating revenues:
Local service                  $   7,416,992  $   5,774,650   $   5,699,215
Access service                    19,718,523     14,104,359      13,428,850
Long distance service              8,937,836      7,672,932       8,122,348
Nonregulated sales and lease       5,982,170      4,270,249       3,673,849
Miscellaneous                        843,422        730,513         778,523

                                  42,898,943     32,552,703      31,702,785
Operating expenses:
Plant operations                   5,751,212      4,440,292       4,271,326
Depreciation and amortization      7,449,751      5,138,828       4,822,211
Customer operations                7,445,712      6,470,809       6,314,176
Corporate operations               3,230,656      2,137,427       1,773,415
Nonregulated sales and lease       3,293,229      2,462,666       2,502,042
Taxes other than income            1,664,650      1,318,887       1,368,848

                                  28,835,210     21,968,909      21,052,018

Operating income                  14,063,733     10,583,794      10,650,767

Other income (expense), net:
Interest expense                  (1,297,226)      (427,812)       (422,106)
Income from unconsolidated
partnership interests              1,256,357        659,526         385,077
Other, net                           283,202         91,251         105,048

                                     242,333        322,965          68,019

Income before income taxes        14,306,066     10,906,759      10,718,786

Income taxes                       5,853,421      4,390,341       4,424,803

Income before minority interest    8,452,645      6,516,418       6,293,983

Minority interest in net loss of
subsidiary                            53,169         14,440             -

Net income                     $   8,505,814  $   6,530,858   $   6,293,983

Earnings per common share            $1.91          $1.70            $1.64

Weighted average common shares
outstanding                        4,260,420      3,848,922       3,843,174


See Notes to Consolidated Financial Statements.
CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY


Three Years Ended December 31, 1996, 1995 and 1994



                                                            Common
                                               Additional   Stock
                          Common Stock         Paid-In      Dividend
                         Shares   Amount       Capital      Distributable

Balance,
December 31, 1993      3,660,494  $18,302,470   $837,032   $     -
Adjustment to
beginning balance
for change in
accounting method,
net of taxes              -            -              -          -
Net income                -            -              -          -
Common stock dividends
($ 1.11 per share)        -            -              -          -
Issuance of stock
under employee
stock purchase plan        5,473       27,365    113,017         -
5% stock dividend
distributable             -             -              -    4,733,909
Net change in
unrealized appreciation
on marketable equity
securities, net
of taxes                   -            -             -          -

Balance,
December 31, 1994      3,665,967   18,329,835    950,049    4,733,909
Net income                  -           -            -          -
Common stock dividends
($ 1.20 per share)          -           -            -          -
Distribution of
5% stock dividend        182,955      914,775  3,819,134   (4,733,909)
Netchange in
unrealized appreciation
on marketable equity
securities, net
of taxes                    -           -            -          -

Balance,
December 31, 1995      3,848,922   19,244,610   4,769,183        -
Net income                  -           -            -          -
Common stock dividends
($ 1.20 per share)          -           -            -          -
Preferred stock dividends   -           -            -          -
Common stock issued
for business acquired    719,578    3,597,890  15,650,822        -
Purchase of common
stock for the treasury      -           -           -           -
Net change in
unrealized appreciation
on marketable equity
securities, net
of taxes                    -           -           -          -
Balance,
December 31, 1996      4,568,500   $22,842,500  $20,420,005  $ -


See Notes to Consolidated Financial Statements.





                 Net
                 Unrealized
                 Appreciation
                 On Marketable
Retained         Equity                Treasury Stock
Earnings         Securities         Shares      Amount           Total

$18,509,616      $    -                -       $      -      $   37,649,118


      -            153,260             -              -             153,260
 6,293,983             -               -              -           6,293,983
(4,246,172)            -               -              -          (4,246,172)


      -                -               -             -              140,382
(4,742,834)            -               -             -               (8,925)


      -             (73,290)           -             -              (73,290)

15,814,593           79,970            -             -           39,908,356
 6,530,858              -              -             -            6,530,858

(4,618,708)             -              -             -           (4,618,708)
       528              -              -             -                  528


       -            267,921            -             -              267,921

17,727,271          347,891            -             -           42,088,955
 8,505,814               -             -             -            8,505,814

(5,032,934)              -             -             -           (5,032,934)
  (336,217)              -             -             -             (336,217)

       -                 -             -             -           19,248,712

       -                 -           (58,400)   (1,368,525)      (1,368,525)


       -            (32,289)            -            -              (32,289)

$20,863,934       $ 315,602          (58,400)   $(1,368,525)   $ 63,073,516



CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


Three Years Ended December 31,              1996         1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                             $ 8,505,814  $ 6,530,858  $ 6,293,983
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization            7,937,706    5,494,723    5,188,997
    Income from unconsolidated partnership
interests                               (1,256,357)    (659,526)    (385,077)
Minority interest in loss of subsidiary    (53,169)     (14,440)          -
Change in assets and liabilities, net of
effects from acquisition of business:
(Increase) decrease in:
Accounts receivable                       (405,542)    (149,080)     (82,574)
Materials and supplies                     377,315       19,930     (200,277)
Prepaid expenses                           497,281      (42,736)    (278,803)
Prepaid pension costs                     (165,405)    (328,853)    (124,640)
Other assets                              (560,591)    (653,961)      (5,169)
Increase (decrease) in:
Accounts payable                        (1,528,996)     114,322      295,600
        Accrued expenses and other current
liabilities                                (36,445)    (430,889)     123,195
Other liabilities                          405,191      170,082      180,238
Deferred income taxes                     (337,750)     218,640       32,443

Net cash provided by operating
              activities                13,379,052   10,269,070   11,037,916

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant, net of removal costs
and salvage from retirements            (7,353,793)  (6,035,724)  (5,798,667)
Purchase of investments                        -            -       (776,000)
Capital investments in unconsolidated
partnership interests                          -       (320,000)      (7,000)
 Capital distributions from unconsolidated
partnership interests                      431,600       92,000       17,900
Acquisition of business, net of cash and
cash equivalents acquired              (19,744,124)          -            -

Net cash used in investing activities  (26,666,317)  (6,263,724)  (6,563,767)

CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


Three Years Ended December 31,              1996         1995        1994

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings     $ 22,000,000 $      -     $     -
Principal payments on long-term debt       (390,000)   (390,000)    (390,000)
Borrowings on line of credit                900,000   2,000,000    2,300,000
Principal payments on line of credit     (1,400,000) (1,500,000)  (2,300,000)
 Proceeds from issuance of stock under the
employee stock purchase plan                   -            -        140,382
Common and preferred dividends paid      (5,369,151) (4,618,708)  (4,246,172)
Purchase of common stock for the
treasury                                 (1,368,525)        -             -
Minority interest investment in subsidiary  200,000     267,807           -

Net cash provided by (used in)
financing activities                     14,572,324  (4,240,901)  (4,495,790)

Increase (decrease) in cash and
cash equivalents                          1,285,059    (235,555)     (21,641)

Cash and cash equivalents:
Beginning                                   671,495     907,050      928,691

Ending                                  $ 1,956,554  $  671,495   $  907,050

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash payments for:
Interest                                $ 1,297,226  $  427,812   $  422,106

Income taxes                            $ 6,065,817  $4,283,881   $ 4,859,254

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Acquisition of business:
Working capital acquired, net of cash and
cash equivalents of $ 5,458,768         $   977,299  $      -     $     -
Plant and other assets acquired          16,924,033         -           -
Cost in excess of net assets acquired    38,904,497         -           -
Long-term liabilities assumed            (5,032,823)        -           -
Redeemable preferred stock issued       (12,780,170)        -           -
Common stock issued                     (19,248,712)        -           -

                                       $ 19,744,124   $     -      $    -


See Notes to Consolidated Financial Statements.
CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1
SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and nature of operations:
   The consolidated financial statements include the accounts of Conestoga Enterprises, Inc. (CEI) and its subsidiaries:

      The Conestoga Telephone and Telegraph Company (CTT) and Buffalo Valley Telephone Company (BVT), wholly-owned subsidiaries, which are independent local exchange carriers providing both regulated and nonregulated communication services.

       Northern Communications, Inc. (NCI), a wholly-owned subsidiary, which resells long distance services.

       Conestoga Mobile Systems, Inc. (CMS), a wholly-owned subsidiary, which provides paging communication services.

       Conestoga Wireless Company (CWC), a majority-owned subsidiary, formed in March 1995 as a Pennsylvania Limited Liability Corporation. In January 1997, CWC acquired licenses for approximately $ 600,000 which will allow the Company to provide personal communication services (PCS) in selected markets throughout eastern and central Pennsylvania.

       Conestoga Investment Company (CIC), a wholly-owned subsidiary, formed in December 1996 as an investment holding company.

The above companies are collectively referred to herein as the Company. All significant intercompany transactions have been eliminated in consolidation.

The Company operates predominately in the communications and related services industry providing services to customers in eastern and central Pennsylvania.

The Company's local exchange carriers are subject to rate regulations by the Federal Communications Commission (FCC) and the Pennsylvania Public Utility Commission (PUC) and, accordingly, follow the accounting prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for Certain Types of Regulation".

Telecommunications Act of 1996:
The Telecommunications Act of 1996 is the most comprehensive revision of the federal communications laws in over 60 years. In general, the Act includes provisions that open the telephone subsidiaries' local exchange markets to competition upon certain conditions and permit local exchange carriers, such as the Company, to provide long distance service outside their regions.

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1
SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of estimates:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition:
     The Company's revenues are recognized when earned. Access service and long distance service revenues are derived from access charges, toll rates and settlement arrangements. The Company records retroactive settlements as revenues in the year the settlements become known in accordance with industry practice.

Cash and cash equivalents:
      For purposes of reporting the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At times, cash balances exceed F.D.I.C. limits.

Cost in excess of net assets of business acquired:
     The excess of the acquisition cost over the net assets of the business acquired is being amortized by the straight-line method over 40 years. Management continually reviews the appropriateness of the carrying value of the excess acquisition cost and the related amortization period.

Investments:
     All marketable equity securities are classified as available for sale. These securities are recorded at fair value based on quoted market prices, and unrealized appreciation, net of taxes, is reported as a separate component of common stockholders' equity until realized. Gains and losses are determined using the specific-identification method.

  The Company is accounting for its investments in partnerships by the equity method.

Plant and depreciation:
     Plant is recorded at cost. Normal renewals and betterments of units of property are charged to plant accounts, while ordinary repairs and replacements of items considered to be less than units of property are charged to plant specific expenses. The cost of plant retired, plus removal costs, less salvage is charged to accumulated depreciation. Accordingly, no gain or loss is recognized in connection with ordinary retirements.


CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1
SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Plant and depreciation (continued):
      Depreciation is computed by the straight-line method. Rates used for calculating depreciation are based on the economic useful lives of the assets. The effective composite depreciation rates for the years 1996, 1995 and 1994 were 6.93%, 6.56% and 6.58% respectively.

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

Employee benefits:
     Pension plans:
       Substantially all employees are covered under noncontributory defined benefit pension plans. The plans provide benefits based on years of service and employee compensation. The Company's funding policy is to make contributions in compliance with applicable regulations.

Postretirement benefit plan:
      A subsidiary of the Company sponsors a postretirement health care plan for substantially all of its salaried employees and their spouses. The plan is contributory, with retirees contributing 50% of the premiums. The plan is unfunded. The Company's share of the estimated costs that will be paid after retirement is generally being accrued by charges to expense over the employees' active service periods to the dates they are fully eligible for benefits, except that the Company's unfunded cost that existed at January 1, 1993 is being accrued primarily under the straight-line method that will result in full accrual by December 31, 2012. The Company has received approval from the PUC to include the expense of this Plan for ratemaking purposes.

Savings plans:
      The Company has contributory savings plans for substantially all employees. The Company contributes matching amounts for participating employees in accordance with the provisions of the plans. The Company contributed $ 230,752, $ 200,068 and $ 187,305 to the plans for 1996, 1995 and 1994 respectively.

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1
SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Employee benefits (continued):
   Deferred compensation agreements:
       The Company has deferred compensation agreements with certain officers and employees which provide benefits payable to them upon retirement. The estimated liabilities under the agreements are being accrued over the expected remaining years of employment.

Earnings per common share:
       Earnings per common share is computed by dividing net income less preferred stock dividends by the weighted average of common shares outstanding during the year. Preferred stock dividends for 1996 include dividends paid of $ 336,217 and cumulative dividends of $ 56,036. The computation of fully diluted earnings per share was antidilutive.

Reclassifications:
     Certain items in the 1995 and 1994 consolidated financial statements have been reclassified to conform to the 1996 consolidated financial statement presentation format. The reclassifications had no impact on net income.


2
PURCHASE ACQUISITION

     On May 31, 1996, the Company acquired all of the outstanding shares of Buffalo Valley Telephone Company (BVT), an independent local exchange carrier providing regulated and nonregulated communication services in central Pennsylvania. The consideration for the stock of BVT totaled approximately
$ 57 million which included 196,618 shares of $ 3.42 Series A Preferred Stock, 719,578 shares of common stock and approximately $ 25 million in cash. The acquisition was accounted for as a purchase, and results of operations of BVT since the date of acquisition are included in the consolidated financial statements.



CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2
PURCHASE ACQUISITION (CONTINUED)

     Unaudited pro forma consolidated results of operations for the years ended December 31, 1996 and 1995 as though BVT has been acquired at the beginning of the respective periods follows (in thousands, except per share amounts):


                                          1996            1995
                                              (Unaudited)

Operating revenues                      $47,885         $43,873
Operating income                         15,373          13,936
Net income available for common stock     7,801           6,552
Earnings per common share                 $1.71           $1.43

     The above amounts reflect adjustments for amortization of goodwill, interest on debt issued to fund the cash portion of the acquisition and related tax benefits, removal of expenses related to the acquisition, net of taxes and preferred stock dividend requirements.


     The pro forma consolidated results of operations are provided for comparative purposes only. They are based upon historical information which has been restated to reflect the purchase acquisition and do not necessarily reflect the actual results that would have occurred nor are they necessarily indicative of future results of operations of the combined companies.


3
INVESTMENTS IN EQUITY SECURITIES

 The following is a summary of the Company's investments in equity securities:

                                                 December 31,
                                               1996        1995
Marketable equity securities:
Aggregate cost                            $1,142,148  $    999,490
Gross unrealized appreciation                479,959       585,612

Fair value                                 1,622,107     1,585,102
Nonmarketable equity security, investment in
Buffalo Valley Telephone Company common
stock, at cost                                     -       776,000

                                          $1,622,107   $  2,361,102

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3
INVESTMENTS IN EQUITY SECURITIES (CONTINUED)

     The Company's investments in equity securities are concentrated in the telecommunications industry.


4
INVESTMENTS IN PARTNERSHIPS

     The following is a summary of the Company's investments in partnerships:

                                                      December 31,
                                                 1996             1995

Berks and Reading Area Cellular Enterprises
(BRACE), 70% interest                        $ 2,555,292      $ 1,675,746
Lancaster Area Cellular Enterprises (LACE),
10% interest                                     731,279          675,175
PenTeleData, 11.85% interest                      90,456          201,349

                                             $ 3,377,027      $ 2,552,270

     BRACE's sole activity is a 39% limited partnership interest in the Reading SMSA Limited Partnership, which provides cellular telephone service to the Reading metropolitan area. BRACE is reported on the equity method since the Company effectively has a 27.3% interest in the operating partnership. LACE is an 18.4% limited partner in the Susquehanna Cellular Communications Limited Partnership, which provides cellular telephone service in the Harrisburg, Lancaster and York metropolitan areas. LACE is reported on the equity method since the Company, as one of the three general partners in that entity, has significant influence over its operating and financial policies. PenTeleData is a limited partnership which provides Internet access services in central and eastern Pennsylvania. PenTeleData is reported on the equity method in accordance with Statement of Position 78-9. The Company's equity in undistributed net income of the partnerships was $ 1,256,357, $ 659,526 and $ 385,077 for 1996, 1995 and 1994 respectively.


CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5
PLANT

     Plant is carried at cost less accumulated depreciation and consists of the following:

                                              December 31,
                                         1996             1995

Telephone plant:
In service:
Land and buildings                   $5,342,010         $4,080,085
Digital switching equipment          41,777,768         28,019,258
Other equipment                       6,852,686          4,867,984
Outside plant facilities             65,321,649         46,922,475
                                    119,294,113         83,889,802
Under construction                      557,293          1,064,075
                                    119,851,406         84,953,877
Less accumulated depreciation        58,698,418         39,716,521

                                     61,152,988         45,237,356

Nonregulated property and equipment:
Land and buildings                      653,641            112,527
Equipment                             3,189,720          2,219,821
                                      3,843,361          2,332,348
Less accumulated depreciation         2,062,202          1,429,442

                                      1,781,159            902,906

                                    $62,934,147        $46,140,262



CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6
LONG-TERM DEBT AND CREDIT ARRANGEMENTS

          Long-term debt is summarized as follows:
                                                        December 31,
                                                   1996            1995

Promissory notes (see below).                  $ 4,645,000    $ 5,035,000
8.5% notes, interest payable semi-annually,
principal due in annual installments of
$ 81,000, with the balance due in 1998.          1,404,000             -
6.91% Series A Senior Notes, interest payable
quarterly, principal due in annual installments
of $ 2,000,000 from 1998 through 2000.           6,000,000             -
7.59% Series B Senior Notes, interest payable
quarterly, principal due in annual installments
of $ 1,454,545 from 2001 through 2011.          16,000,000             -
                                                28,049,000      5,035,000
Less current maturities                            831,000        390,000

                                               $27,218,000     $4,645,000

     On December 30, 1996, the Company signed a commitment letter to refinance its promissory notes with its current lender. Under the terms of the new agreement, the notes will be converted to a $ 5,000,000 unsecured term loan. The term loan will require quarterly principal payments beginning May 1997 through 2002 with interest at 6.89% per annum. The notes to be refinanced are classified in the accompanying balance sheet in accordance with the terms of the new agreement.

     On July 1, 1996, the Company entered into an unsecured credit agreement through June 30, 1997 with a bank under which it may borrow up to $ 10,000,000 for working capital or general business purposes in the form of line of credit loans or letters of credit. Interest is payable monthly on advances at the Company's option of either one percent below the bank's prime rate or .35 percent above the bank's overnight base rate. The prime and overnight base interest rates were 8.25% and 7.35% respectively at December 31, 1996. Issuance fees on letters of credit shall be mutually agreed between the bank and the Company on a case-by-case basis.

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6
LONG-TERM DEBT AND CREDIT ARRANGEMENTS (CONTINUED)

     The Company also has an unsecured $ 3,000,000 line of credit from a bank available until May 31, 1997 with interest at one-half of one percent under the bank's prime rate. There were no borrowings outstanding on the line of credit at December 31,1996 and $ 500,000 was outstanding at December 31, 1995. The prime interest rate applicable to the line of credit was 8.25% and 8.75% at December 31, 1996 and 1995 respectively.

     The credit agreements contain provisions which, among other things, require maintenance of certain financial ratios and limit the amount of additional indebtedness. The Senior Notes also contain provisions which, among other things, restrict mergers and consolidations, encumbrances and sales of certain assets, redemptions of preferred stock and purchases of restricted investments. Under the most restrictive covenants of the debt agreements, approximately $ 11,800,000 of the consolidated retained earnings is available for payment of cash dividends in 1997.

     The aggregate amounts of maturities for each of the five years subsequent to December 31, 1996 are as follows:

          1997             $831,000
          1998            4,323,000
          1999            3,000,000
          2000            3,000,000
          2001            2,349,545


7
INCOME TAX MATTERS

     Net deferred tax liabilities consist of the following components as of December 31, 1996 and 1995:

                                                     1996           1995
Deferred tax liabilities:
Plant, in service                                  $9,914,064     $6,718,147
Prepaid pension costs                                 850,351        549,229
Investments                                           329,458        369,066
                                                   11,093,873      7,636,442
Deferred tax assets                                   908,858        414,306

                                                 $ 10,185,015     $ 7,222,136

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7
INCOME TAX MATTERS (CONTINUED)

     The provision for income taxes for the years ended December 31, 1996, 1995 and 1994 was as follows:

                                        1996         1995        1994

Current:
Federal                             $4,631,691   $3,136,592  $3,129,698
State                                1,507,025    1,035,109   1,262,662

                                     6,138,716    4,171,701   4,392,360
Deferred:
Federal                               (244,174)     167,915      23,312
State                                  (41,121)      50,725       9,131

                                      (285,295)     218,640      32,443

                                    $5,853,421   $4,390,341  $4,424,803

     The income tax provision differs from the amount of income tax determined by applying the federal income tax rate to pretax income for the years ended December 31, 1996, 1995 and 1994 due to the following:

                                                1996       1995        1994

Normal statutory federal income tax rate        34.0%      34.0%       34.0%
Increase resulting from:
State income tax, net of federal tax benefit     6.8        6.8         8.0
Other                                            0.1         -         (0.7)

                                                40.9%      40.8%       41.3%

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8
DEFINED BENEFIT PENSION PLANS

     The components of the pension cost charged to expense for 1996, 1995 and 1994 consisted of the following:

                                             1996      1995      1994

Service cost (benefits earned)            $420,292   $ 270,153   $317,134
Interest cost on projected benefit
obligation                                 789,634     603,315     568,597
Actual return on plan assets            (1,542,076) (2,001,488)     78,407
Net amortization and deferral              444,546   1,299,338    (777,411)

Total expense                             $112,396   $ 171,318    $186,727

     Assumptions used in the determination of pension plan information for 1996, 1995 and 1994 consisted of the following:

                                                 1996     1995     1994

Discount rate                                     7.5%      7.0%    8.0%
Rate of increase in compensation levels           5.0       5.0     5.0
Expected long-term rate of return on plan assets  8.5       8.5     8.5

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8
DEFINED BENEFIT PENSION PLANS (CONTINUED)

     The following table sets forth the plans' funded status as of December 31, 1996 and 1995 and the amount recognized in the accompanying consolidated balance sheets:

                                                     1996       1995

 Actuarial present value of benefit obligations:
Vested benefits                                  $8,876,091  $6,680,657

Accumulated benefits                             $8,890,240  $6,696,921

Projected benefits                             $(12,905,922)$(9,827,790)

Plan assets at fair value                        16,083,105  10,217,166

Plan assets in excess of projected benefit
obligation                                        3,177,183     389,376
Unrecognized net (gain) loss                       (573,531)  1,308,705
Unrecognized net (asset)                         (1,124,152)   (506,933)
Unrecognized prior service cost                     669,200     234,436

Prepaid pension cost                             $2,148,700  $1,425,584

    Plan assets consist primarily of U.S. Government securities, corporate bonds and common stocks, including CEI's common stock of $ 200,720 and $ 151,393 at December 31, 1996 and 1995 respectively.


9
POSTRETIREMENT BENEFIT PLAN

    The components of the net periodic postretirement benefit cost charged to expense for 1996, 1995 and 1994 consisted of the following:

                                                  1996      1995     1994

Service cost                                    $37,372   $34,356  $41,903
Interest cost on projected benefit
obligation                                       92,104    94,181   92,350
Amortization of transition obligation            56,267    56,267   56,267

Total expense                                  $185,743  $184,804 $190,520

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9
POSTRETIREMENT BENEFIT PLAN (CONTINUED)

    The following sets forth the plans' funded status reconciled with the amount recognized in the Company's consolidated balance sheets as of December 31, 1996 and 1995:

                                                           1996       1995

Actuarial present value of accumulated
postretirement benefit obligations:
Retirees                                               $(398,192)  $(481,252)
Fully eligible active employees                         (496,864)   (366,498)
Other active members                                    (441,713)   (496,656)
                                                      (1,336,769) (1,344,406)
Unrecognized transition obligation                       900,262     956,529
Unrecognized net (gain)                                 (160,235)    (60,031)

Accrued postretirement cost                            $(596,742)  $(447,908)

    Assumptions used by the Company in the determination of postretirement benefit plan information consisted of the following:

                                                    1996     1995      1994

Projected health care cost trend rate               8.5%     9.5%      10.5%
Ultimate trend rate                                 6.0      6.0        6.0
Year ultimate trend rate is achieved               2000     2000       2000
Discount rate                                       7.5%     7.0%       8.0%

    Increasing the assumed health care cost trend rates by one percentage point in each year will increase the accumulated postretirement benefit obligation as of December 31, 1996 by $ 188,757 and the aggregate service and interest cost components of net periodic postretirement benefit cost for 1996 by $ 24,282.



CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10
REDEEMABLE PREFERRED STOCK

    The Company has outstanding 196,618 shares of Series A Convertible Preferred Stock. Cumulative dividends of $ 3.42 per share per annum are paid semi-annually. Each share of preferred stock may be converted, at the option of the holder, into shares of Common Stock at a conversion price of $ 34.425, subject to adjustment under certain circumstances. Each holder may require the Company to redeem all or a portion of such holder's preferred stock, after May 31, 1998, for $ 65 per share plus accrued dividends.

    The Company may redeem the stock, in whole or in part for $ 66.95, $ 66.30, $ 65.65 and $ 65.00 per share beginning on May 31, 2000, 2001, 2002 and 2003 and thereafter respectively, plus all accumulated and unpaid dividends. In the event of liquidation of the Company, the holders of preferred stock shall be entitled to receive a distribution of $ 65 per share plus accrued dividends.


11
COMMON STOCK AND DIVIDEND REINVESTMENT PLAN

    CTT has a Stock Purchase Plan for all employees who meet minimum eligibility requirements which provides for the issuance and sale of CEI common stock. The Plan is being implemented by a series of offerings. Under the fourth offering of the Plan, participating employees of CTT authorized deductions for a period of two years ended December 31, 1994. As of December 31, 1994, the Company issued 5,473 shares under the fourth offering of the Plan at a price of $ 25.65 per share. Under the fifth offering of the Plan, participating employees of CTT authorized deductions for a period of two years ending August 31, 1997. The price the employee pays for a share of stock is 95% of the average of the closing sales price of the shares as quoted on NASDAQ for the days on which sales are reported during the ten (10) business dates prior to August 31, 1997 but will not be less than $ 24.85 nor more than $ 28.38 per share. A maximum of 146,237 shares are authorized for subscription under the fifth or subsequent offerings. As of December 31, 1996, employees have reserved 4,660 shares for purchase under the fifth offering of the Plan.

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

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12
COMMITMENTS

    At December 31, 1996, the Company had commitments for the purchase of equipment and materials approximating $ 1,400,000.


13
PENDING ACQUISITION

    On February 13, 1997, the Company signed a letter of intent (Agreement) to acquire all of the common stock of Infocore, Inc., a telecommunications company based in King of Prussia, Pennsylvania. Under the terms of the Agreement, the Company will issue 200,000 shares of common stock to Infocore, Inc.'s stockholders in exchange for all outstanding shares of Infocore, Inc. The acquisition is subject to certain conditions, including approval of the merger by Infocore, Inc.'s stockholders. The transaction will be accounted for by the purchase method, and the effective date of the merger is expected to be in the third quarter of 1997.


14
FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

    Cash and cash equivalents:
       The carrying amount approximates fair value because of the short maturity of those instruments.

    Investments in equity securities:
        The fair values of investments in equity securities are based on quoted market prices.

    Letters of credit:
         It was not practicable to estimate the fair value of the letters of credit due to the absence of definite issuance fee terms.

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14
FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

    Note payable and long-term debt:
       The fair values of the note payable and long-term debt are estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities. The carrying amounts approximate fair value.

    Redeemable preferred stock:
       The carrying amount approximates fair value based on the fixed redemption price available to holders of preferred stock.


15
QUARTERLY DATA (UNAUDITED)

                          First      Second     Third       Fourth

1996

Operating revenues     $8,694,024  $9,535,043 $12,283,707 $12,386,169
Operating income        3,031,728   2,936,741   4,390,700   3,704,564
Net income              1,920,974   1,792,121   2,405,475   2,387,244
Earnings per common
share                      0.50        0.42         0.49        0.52

1995

Operating revenues     $7,737,068  $8,604,873  $7,991,579 $ 8,219,183
Operating income        2,514,855   2,983,315   2,577,922   2,507,702
Net income              1,439,572   1,914,303   1,653,292   1,523,691
Earnings per common
share                      0.37         0.50        0.43         0.40


   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None




                              PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information as to the Directors and Executive Officers of the Company set forth under the Subcaption "Election of Directors " of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 3, 1997 is incorporated by reference into this Report.

ITEM 11.  EXECUTIVE COMPENSATION

  The information as to the Executive Officers' Compensation set forth under the caption "Executive Compensation" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 3, 1997 is incorporated by reference into this Report.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information set forth under the captions "Election of Directors" and "Security Ownership of Management" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 3, 1997 is incorporated by reference into this Report.


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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)(1)    Financial Statements:

       The following consolidated financial statements of Conestoga Enterprises, Inc. and subsidiaries are included in Part II, Item 8:

         Opinion of Independent Certified Public Accountants

         Consolidated balance sheets - December 31, 1996 and 1995

         Consolidated statements of income - years ended December 31, 1996, 1995 and 1994

          Consolidated statements of stockholders' equity - years ended December 31,1996, 1995, and 1994

          Consolidated statements of cash flows - years ended December 31, 1996, 1995 and 1994

          Notes to consolidated financial statements

      (a)(2)    Financial Statement Schedules

         All schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

      (a)(3)     Exhibits -

          (10) Material contracts                        Attachment 10 D
          (11) Statement re: Computation of
                                Per Share Earnings       Attachment 11

          (12) Statement re: Computation of Ratios       Attachment 12

          (21) Subsidiaries of the registrant            Attachment 21 D


       (b)  Reports on Form 8-K

          A report on Form 8-K has been filed by the Registrant on October
          2, 1996 to report that on September 24, 1996 the Board of Directors authorized the repurchase of up to one hundred thousand shares of the common stock of CEI on the open market or in negotiated tranactions, depending on market conditions and other factors.


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

       Instruments defining the rights of security holders

       (b)   Relevant portions of the by-laws                 67*

       Material contracts

       (a)   Agreement dated January 28, 1987 with
          John R. Bentz, Executive Vice President        68 - 74*

       (b)  Agreement dated March 22, 1989 with
          Donald R. Breitenstein, Controller             75 - 81*

       (c)  Agreement dated September 1, 1995 with       47 - 51**
              Albert H. Kramer, Vice-President, Finance and Administration

      (d)   Agreement dated May 29, 1996 with            44- 50
              Joseph J. Laffey, Vice-President, Regulatory and External Affairs

           Statement re: Computation of Per Share Earnings    51

           Statement re: Computation of Ratios                52

           Subsidiaries of the registrant                     53

       *These exhibits appear in the 1992 10K.
       ** This exhibit appears in the 1995 10K.

                          EMPLOYMENT AGREEMENT



    AGREEMENT made this 29th day of May, 1996, between THE CONESTOGA
TELEPHONE & TELEGRAPH COMPANY, a Pennsylvania business corporation, having its principal office in the Borough of Birdsboro, County of Berks and State of Pennsylvania (hereinafter called "Employer") and JOSEPH J. LAFFEY, of 912
Ralph Lane, Moosic, Pennsylvania 18507 (hereinafter called the "Employee").
                            A G R E E M E N T
    1. Employment. The Employer employs the Employee and the Employee accepts employment upon the terms and conditions of this Agreement.
    2. Term. The term of this Agreement shall begin on May 29, 1996 and shall terminate on May 28, 1999. It is the intention of the Employer and the Employee that this relationship shall continue beyond the three (3) years period, but either party may terminate the same under the terms hereinafter set forth in this Agreement.
    3.     Compensation.
           (a) The Employer shall pay the Employee for all services rendered a salary of One Hundred Ten Thousand Dollars ($110,000.00) per year, payable in equal weekly installments at the end of each week. Salary payments shall be subject to withholding and other applicable taxes.
           (b) Employer will review Employee's compensation on an annual basis along with the review of all their management employees.
    4. Duties. The Employee shall serve as the Employer's Vice President Regulatory and External Relations and shall be responsible for the Employer's overall regulatory matters. The exact responsibilities for the position are set forth in the job description for Vice President Regulatory and External Relations of the Employer. A copy of said job description is attached hereto and referred to as Schedule A.
    5. Extent of Services. The Employee shall devote his entire time and attention to the Employer's business. During the term of this Agreement, the Employee shall not engage in any other business activity, regardless of whether it is pursued for gain or profit. Employee, however, may invest his assets in other companies so long as they do not require the Employee's services in the operation of their affairs.
    6. Working Facilities. The Employee shall have a private office, stenographic help, a personal computer and other facilities and services that are suitable to his position and appropriate for the performance of his duties.
    7. Disclosure of Information. The Employee acknowledges that the list of the Employer's customers, as the Employer may determine from time to time, is a valuable, special and unique asset of the Employer's business. The Employee shall not, during and after the term of his employment, disclose all or any part of the Employer's customer list to any person, firm, corporation, association, or other entity for any reason or purpose. In the event of the Employee's breach or threatened breach of this paragraph, the Employer shall be entitled to a preliminary restraining order and an injunction restraining and enjoining the Employee from disclosing all or any part of the Employer's customer list to any person, firm, corporation, association, or other entity for any reason or purpose and from rendering any services to any person, firm, corporation, association, or other entity to whom all or any part of such list has been, or is threatened to be, disclosed. In addition to, or in lieu of, the above, the Employer may pursue all other remedies available to the Employer for such breach, or threatened breach, including the recovery of damages from the Employee.
    8. Expenses. The Employer shall reimburse Employee for all reasonable and necessary expenses incurred in carrying out his duties under this Agreement. Employee shall present to the Employer, from time to time, an itemized account of such expenses in any form required by the Employer.
    9. Vacations. The Employee shall be entitled each year to a vacation of four (4) weeks commencing January 1, 1997, during which time his compensation shall be paid in full.
    10. Termination Without Cause. Commencing May 28, 1999, the Employer may without cause, terminate this Agreement at any time by giving thirty (30) days written notice to the Employee. In that event, the Employee, if requested by the Employer, shall continue to render his services and shall be paid his regular compensation up to the date of termination. Employee may, without cause, terminate this Agreement by giving sixty (60) days written notice to the Employer. In such event, the Employee shall continue to render his services and shall be paid his regular compensation up until the date of termination.
    11. Termination for Proper Cause. Employer may terminate Employee's employment at any time for "proper cause". Proper cause for the termination of Employee's employment shall be as follows:
        (a) Violation by Employee of the restrictive covenants set forth in Paragraph 7 hereof;
           (b)  Employee's disloyal, dishonest or illegal conduct; or
           (c)  Employee's willful dereliction of his duties to the Company.
    12. Death During Employment. If the Employee dies during the term of employment, the Employer shall pay to the Employee's estate the compensation that would otherwise be payable to the Employee up to the end of the month in which his death occurs. In addition, if Employee qualifies under the terms of the Employer's existing life insurance coverage, Employer will provide life insurance on the life of Employee amounting to two and one-half (2-1/2) times his annual salary up to a maximum of Three Hundred Thousand Dollars ($300,000.00).
    13. Restricted Covenant. For a period of two (2) years after the termination or expiration of this Agreement, the Employee shall not within a radius of twenty-five (25) miles from the present place of the Employer's business, directly or indirectly, own, manage, operate, control, be employed by, participate in, or be connected in any manner with the ownership, management, operation or control of any business similar and competitive to the type of business conducted by the Employer at the time this Agreement terminates. In the event of the Employee's actual or threatened breach of this paragraph, the Employer shall be entitled to a preliminary restraining order and injunction restraining the Employee from violating its provisions. Nothing in this Agreement shall be construed to prohibit the Employer from pursuing any other available remedies for such breach or threatened breach, including the recovery of damages from the Employee.
    14. Arbitration. Any controversy or claim arising out of, or relating to this Agreement, or its breach, shall be settled by arbitration in the City of Reading in accordance with the then governing rules of the American Arbitration Association, provided that Employer may seek the injunctive and other relief provided for in Paragraphs 7 and 13 hereof in any court having jurisdiction. Judgment upon the award rendered may be entered and enforced in any court of competent jurisdiction.
    15. Notices. Any notice required or desired to be given under this Agreement shall be deemed given if in writing and sent by certified mail, return receipt requested, to the Employee's residence or to the Employer's principal office, as the case may be.
    16. Waiver of Breach. The Employer's waiver of a breach of any provision in this Agreement by the Employee shall not operate or be construed as a waiver of any subsequent breach by the Employee. No waiver shall be valid unless in writing and signed by an authorized officer of the Employer.
    17. Assignment. The Employee acknowledges that his services are unique and personal. Accordingly, the Employee may not assign his rights or delegate his duties or obligations under this Agreement. The Employer's rights and obligations under this Agreement shall inure to the benefit of, and shall be binding upon, the Employer's successors and assigns.
    18. Entire Agreement. This Agreement contains the entire understanding of the parties. It may not be changed orally but only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension, or discharge is sought.
    19. Headings. Headings in this Agreement are for convenience only and shall not be used to interpret or construe its provisions.
    20. Counterparts. This Agreement may be executed in two (2) or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.
    IN WITNESS WHEREOF, the parties hereto have executed this Agreement the day and year first above written.


                          CONESTOGA TELEPHONE AND TELEGRAPH
                          COMPANY


                          By   \s\ John R Bentz
                                       President

                          Attest \s\ Kenneth A Benner
                                       Secretary


                           \s\ Joseph J. Laffey            (SEAL)
                                Joseph J. Laffey

Exhibit 11
CONESTOGA ENTERPRISES, INC.

STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS


Years Ended December 31,               1996          1995         1994
Net income                           $ 8,506     $   6,531     $  6,294

Less preferred dividends:
Declared and paid                       (336)          -             -
  Cumulative                             (56)          -             -

Income applicable to common stock    $  8,114     $  6,531     $  6,294

Average shares outstanding              4,260        3,849        3,843

Earnings per common share            $  1.91      $   1.70     $   1.64

EXHIBIT 12
CONESTOGA ENTERPRISES, INC.

STATEMENT RE:  COMPUTATION OF RATIO OF EARNINGS TO
FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

Years Ended December 31,           1996     1995     1994     1993     1992
                                         (In thousands, Except Ratios)

Consolidated pre-tax income     $14,306  $10,907  $10,719  $10,340  $ 11,120

Undistributed earnings from
  unconsolidated partnerships
  interests                      (1,257)    (660)    (385)    (424)      (46)

Interest                          1,297      428      422      368       459

Earnings                        $14,346  $10,675  $10,756  $10,284  $ 11,533

Interest                         $1,297  $   428  $   422    $ 368  $    459

Preferred stock dividends (1)       566      -         -        -        116

Fixed charges and preferred
  stock dividends                $1,863  $   428   $  422    $ 368  $    575

Ratio                             7.70      24.95    25.48    27.92     20.06



(1)    Preferred stock dividends/(100% - income tax rate)




                                                    Attachment 21D





            SUBSIDIARIES OF CONESTOGA ENTERPRISES, INC.

          1.        The Conestoga Telephone and Telegraph Company
            Incorporated August 20, 1902
            Pennsylvania

            Operates - The Conestoga Telephone and Telegraph Company


          2.        Buffalo Valley Telephone Company
            Incorporated September 13, 1904
            Pennsylvania

            Operates - Buffalo Valley Telephone Company


          3.        Northern Communications, Inc.
            Incorporated March 5, 1981
            Pennsylvania

            Operates - Northern Communications, Inc.


          4.        Conestoga Mobile Systems, Inc.
            Incorporated April 1, 1991
            Pennsylvania

            Operates - Conestoga Mobile Systems, Inc.


          5.        Conestoga Wireless Company
            Limited Liability Company
            Formed March 1995
            Pennsylvania

            Operates - Conestoga Wireless Company


          6.        Conestoga Investment Corporation
            Incorporated November 27, 1996
            Delaware

            Operates - Conestoga Investment Corporation









     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONESTOGA ENTERPRISES, INC.

Date  ____________                   By  __\s\ John R Bentz________
                                           John R Bentz
                                           President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date  ____________                   ____\s\ F. M. Brown__________
                                       F. M. Brown
                                       Chairman of the Board

Date  ____________                   __\s\ James H Murray_________
                                                James H.Murray
                                      Vice President

Date  ____________                   __\s\ Kenneth A Benner______
                                      Kenneth A. Benner
                                      Secretary/Treasurer

Date  ____________                   _\s\ Donald R Breitenstein___
                                      Donald R. Breitenstein
                                     Controller, Chief Accounting Officer

Date  ____________                   _\s\ John M Sausen_______
                                     John M. Sausen
                                     Director

Date  ____________                   _\s\Richard G Weidner________
                                     Richard G. Weidner
                                     Director

Date  ____________                   _\s\ Robert M Myers __________
                                     Robert M. Myers
                                     Director

Date  ____________                   __\s\ Jean  M Ruhl ____________
                                     Jean M. Ruhl
                                     Director
   Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated (continued).


 Date  ____________                  __\s\ Thomas  C Keim _________
                                     Thomas C. Keim
                                     Vice President - Operations

Date  ____________                   _\s\ Albert H Kramer _________
                                     Albert H. Kramer
                                     Vice President - Finance and
                                      Administration, Chief Financial
                                        Officer