Form 10-Q
period 1997-03-31
CONESTOGA ENTERPRISES INC
filed 1997-05-15
CIK 854727

CONESTOGA ENTERPRISES, INC.

      CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

March 31, 1997,  March 31, 1996 and December 31, 1996

                              ASSETS
                                          3/31          3/31          12/31
                                          1997          1996           1996
        Current Assets
  Cash and Cash Equivalents          $5,426,974     $1,352,444     $1,956,554
  Accounts receivable, including
  unbilled revenue                    6,048,308      4,247,147      6,888,667
  Inventories, at average cost          887,615        579,755        867,205
  Prepaid expenses                      122,215        102,244        206,351

             Total Current Assets    12,485,112      6,281,590      9,918,777

 Investments and Other Assets
   Cost in Excess of Net Assets of
   Business Acquired                 38,096,101              0     38,337,140
   Investments in partnerships        3,803,071      2,845,320      3,377,027
   Investments in equity
   securities                         1,585,395      2,212,252      1,622,107
   Prepaid Pension Costs              2,200,845      1,460,504      2,148,700
   Other                                343,583        649,592      1,513,920

                                     46,028,995      7,167,668     46,998,894

 Plant
   In Service                       123,596,870     86,865,781    123,137,474
   Under Construction                 1,094,737      1,194,502        557,293

                                    124,691,607     88,060,283    123,694,767
   Less accumulated depreciation     62,483,675     42,403,565     60,760,620

                                     62,207,932     45,656,718     62,934,147


Total Assets                       $120,722,039    $59,105,976   $119,851,818



    SEE NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS




           CONESTOGA ENTERPRISES, INC.

      CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

March 31, 1997,  March 31, 1996 and December 31, 1996

LIABILITIES AND STOCKHOLDERS' EQUITY
                                          3/31          3/31          12/31
                                          1997          1996           1996

Current Liabilities
   Notes payable                              0              0              0
   Current maturities of long term
   debt                              $1,081,000       $390,000       $831,000
   Accounts payable                   2,531,134      1,724,291      2,769,189
   Accrued:
             Taxes                      548,122        529,157              0
             Interest                    97,190              0              0
             Payroll & Vacation Pay     731,253        557,245        855,981
   Advance billings/Customer Deposits   803,170        493,807        307,806

            Total Current Liabilities 5,791,869      3,694,500      4,763,976

Long Term Liabilities
   Long Term Debt, less Current
   Maturities                        27,323,000      4,547,500     27,218,000
   Accrued Post Retirement Cost         634,960        484,717        596,742
   Other                                609,052        245,865        834,201

                                     28,567,012      5,278,082     28,648,943

Deferred Income Taxes                10,159,177      7,122,170     10,185,015

Minority Interest                       391,924        244,138        400,198

Convertible\Redeemable Preferred Stock
   Par value $65 per share; authorized
   900,000 shares; issues and
   outstanding 196,618 shares        12,780,170              0     12,780,170

Common Stockholders' Equity
  Common Stock  par value $5 per share; authorized
  10,000,000 shares; issued and outstanding;
  3/31/97       3/31/96    12/31/96
  4,568,500   3,848,922   4,568,500  22,842,500     19,244,610     22,842,500
  Additional Paid-In Capital         20,420,005      4,769,183     20,420,005
  Retained earnings                  21,634,490     18,493,568     20,863,934
  Net unrealized appreciation on
      marketable equity securities      291,869        259,725        315,602
  Less cost of treasury stock;
  3/31/97  91,273 shares,
        12/31/96  58,400 shares     (2,156,977)             0     (1,368,525)

                                    63,031,887     42,767,086     63,073,516

    Total Liabilities and
    Stockholders' Equity          $120,722,039    $59,105,976   $119,851,818

    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






           CONESTOGA ENTERPRISES, INC.
  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
    THREE MONTHS ENDED MARCH 31, 1997 and 1996

                                                   1997           *1996

Operating Revenues:
    Local  Service                                $2,224,015     $1,493,414
    Access Service                                 5,743,404      3,761,375
    Long Dist. Service                             2,410,239      2,088,409
    Nonreg. Sales & Lease                          1,541,967      1,148,571
    Miscellaneous                                    270,269        202,255

                                                  12,189,894      8,694,024



Operating Expenses:
    Plant Operations                               1,720,364      1,111,146
    Depreciation and Amortization                  2,246,332      1,328,872
    Customer Operations                            2,159,538      1,564,941
    Corporate Operations                             877,477        612,429
    Nonreg. Sales & Lease                            950,137        701,649
    Taxes, other than income                         474,276        343,259

                                                   8,428,124      5,662,296

                Operating Income                   3,761,770      3,031,728

Other Income(Deductions), Net:
    Interest Expense                                (536,366)      (110,459)
    Income from unconsolidated partnerships intere   307,544        293,050
    Other, Net                                       102,926         41,949

                                                    (125,896)       224,540

        Income Before Income Taxes                 3,635,874      3,256,268

Income Taxes                                       1,528,927      1,344,523

        Income Before Minority  Interest           2,106,947      1,911,745

Minority Interest in net loss of Subsidiary            8,274          9,229

                   Net Income                     $2,115,221     $1,920,974

Earnings per common share                              $0.43          $0.50
Dividends per common share                             $0.30          $0.30


           CONESTOGA ENTERPRISES, INC.
 Consolidated Statement of Cash Flow (Unaudited)
   THREE MONTHS ENDED MARCH  31, 1997 AND 1996

                                                       1997            1996
Cash Flows from Operating Activities
  Net Income                                        $2,115,221   $1,920,974
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation  and Amortization                  $2,389,704   $1,328,872
    Income from unconsolidated partnership interes    (307,544)    (293,050)
    Minority interest in loss of subsidiary             (8,274)      (9,229)
    Changes in assets and liabilities:
        (Increase) decrease in:
            Accounts Receivable                        840,359     (495,965)
            Material and supplies                      (20,410)      (2,969)
            Prepaid expenses                            84,136      302,027
            Prepaid pension costs                      (52,145)     (34,920)
            Other Assets                               743,322       62,181
        Increase (decrease) in:
            Accounts Payable                          (238,055)    (258,398)
            Accrued expenses and other current
            liabilities                              1,002,538      705,221
            Other liabilities                         (186,931)      92,992
            Deferred income taxes                      (25,838)     (99,966)
                                                     4,220,862    1,296,796

         Net cash provided by operating activities   6,336,083    3,217,770

Cash Flows From Investing Activities
    Purchase of Plant, net of removal costs and
                      salvage                       (1,396,058)    (882,140)
    Purchase of Investments                                                   0
    Proceeds from surrender of Life Insurance
                              Policy                   427,015            0
    Capital investments in unconsolidated
                         partnershp interests         (118,500)           0
    Capital distributions from unconsolidated
    partnershp interest                                      0        97,496
    Acquisition of business, net of cash and
    cash equivalents                                         0            0

         Net cash used in investing activities      (1,087,543)    (784,644)

Cash Flows From Financing Activities
   Proceeds from long-term borrowing                 5,000,000            0    0
   Principal payments on long term borrowing        (4,645,000)     (97,500)
   Borrowing on line of credit                               0      300,000
   Principal payments on line of credit                      0     (800,000)
   Proceeds from issuance of stock under the
   employee stock purchase plan                              0            0
   Common and preferred dividends paid              (1,344,668)  (1,154,677)
   Purchase of common stock for the treasury          (788,452)           0
   Minority interest investment in subsidiary                0            0

   Net cash provided by (used in) financing
                                  activities        (1,778,120)  (1,752,177)

   Increase (decrease) in cash and cash equivalents  3,470,420      680,949
Cash and cash equivalents
          Beginning                                  1,956,554      671,495

          Ending                                    $5,426,974   $1,352,444


                                                         1997        1996
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Payments for:
       Interest                                       $440,248     $109,600

       Income Taxes                                   $482,350     $180,456




                   CONESTOGA ENTERPRISES, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  UNAUDITED

NOTE  1:    BASIS OF PRESENTATION

 The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

 The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE  2:    LONG TERM DEBT

 Long-term debt  is summarized as follows:
                                              3/31/97     3/31/96     12/31/96
 Promissory note, interest payable monthly
at prime, with a ceiling of 8.5%, principal
due in 1997, unsecured                             $0   $2,500,000          $0

 Promissory note, interest payable monthly
at prime, with a ceiling of 8.4%, through
May, 1997, quarterly principal payments of
$97,500 through 2002,  unsecured                    0    2,437,500           0

 Series A Senior Note interest payable
quarterly at 6.91%, annual principal
payments of $2,000,000 starting June 30,
1998 through June 30, 2000, unsecured       6,000,000            0   6,000,000

 Series B Senior Note interest payable
quarterly at 7.59%, annual principal
payments of $1,454,545 starting June 30,
2001 through June 30, 2011, unsecured      16,000,000            0  16,000,000

 Promissory note, interest payable June 1
and December 1, at 8.5%, annual principal
payments of $81,000 through 1997, final
payment of $1,323,000 on June 1, 1998,
unsecured                                   1,404,000            0   1,404,000

 Promissory note, interest payable quarterly
at 6.89%.  Quarterly principal payments of
$250,000 through February 1, 2002,
unsecured.                                  5,000,000            0   4,645,000

                                          $28,404,000   $4,937,500 $28,049,000
Less current Maturities                     1,081,000      390,000     831,000
                                          $27,323,000   $4,547,500 $27,218,000

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

   The acquisition has been accounted for as a purchase and the results of operation of BVT since the date of acquisition are included in the consolidated financial statements. The excess of the purchase price over the book value acquired of $38,964,613 is being amortized over 40 years using the straight
line method.   The allocation of purchase price is in accordance with Statement of Financial Accounting Standards No. 71 "Accounting for Certain Types of Regulation." This practice differs from the requirements of Accounting Principles Board Opinion No. 16 "Business Combinations" which requires adjusting assets and liabilities to their fair values and which is applicable for nonregulated entities.

NOTE  4:   PENDING ACQUISITION

   On February 13, 1997, the Company signed a letter of intent to acquire all of the common stock of Infocore, Inc., a telecommunications company based in King of Prussia, Pennsylvania. Under the terms of the agreement, the Company will issue 200,000 shares of common stock to Infocore, Inc.'s shareholders in exchange for all outstanding shares of Infocore, Inc. The transaction will be accounted for by the purchase method, and effective May 1, 1997. Infocore Inc.'s shareholders approved the merger on April 21, 1997.

NOTE  5:   OTHER

    Certain items of the March 31, 1996 consolidated financial statements have been restated to conform to the March 31, 1997 financial statements. There was no impact on net income.

    Inventories, at average cost, are material and supplies used to provide service.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE QUARTERLY INCOME STATEMENTS

  Conestoga Enterprises, Inc. (CEI, or the Company) is a Pennsylvania corporation that is doing business as a holding company which owns all of the outstanding shares of the Conestoga Telephone and Telegraph Company (CTT), Buffalo Valley Telephone Company (BVT), Northern Communications, Inc. (NCI), Conestoga Mobile Systems Inc.,(CMS), and Conestoga Investment Company (CIC). CEI has a 1 % general partnership interest in the Berks Reading Area Cellular Enterprises Partnership (BRACE) and a 10% partnership interest in the Lancaster Area Cellular Enterprises Partnership (LACE). It also has a 60% interest in Conestoga Wireless Company (CWC), a limited liability company formed to operate the new wireless service PCS. CWC was a successful bidder
                   CONESTOGA ENTERPRISES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE QUARTERLY INCOME STATEMENTS (continued) in the FCC radio spectrum D,E, and F Block Auction. CWC plans to build and operate PCS systems in four BTA's. CEI through CTT has an 11.85% limited partnership interest in Penteledata Limited Partnerships I. CEI was incorporated on January 27, 1989 under the provisions of the Business Corporation Law of Pennsylvania, Act of May 5, 1933, P.L. 364, as amended and supplemented to do all things and exercise all powers, rights and privileges which a business corporation may now or hereafter be organized to do or exercise under such act. CIC owns 69% limited partnership interest in BRACE.

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


FINANCIAL CONDITION
  The cash and cash equivalents for the first three months of the current year increased $3,470,420, with substantial increases recorded from CTT and BVT. The net cash provided by operating activities was $6.6 million for the first quarter of 1997, compared with $3.2 million for the first quarter of 1996.

Capital expenditures are provided primarily by internally generated funds. There was no outside short term borrowing required during the first quarter of 1997. The Company has available lines of credit with two regional banks totaling $15.0 million at March 31, 1997. Management believes that except for the build out of the PCS network, through CWC, the cash provided from operations will be sufficient to fund those capital projects.
The building of the PCS infrastructure will require additional amounts of long term debt and/or capital during the third or fourth quarter of 1997.

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

                   CONESTOGA ENTERPRISES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE QUARTERLY INCOME STATEMENTS (continued)
   The Senior Notes are unsecured and contain certain financial covenants with which the Company must comply. These covenants include, among other things, restrictions on certain types of investments, payment of dividends beyond certain levels and limits upon additional debt that the Company and its subsidiaries may incur. The Company is currently in compliance with all debt covenants and expects to remain in compliance for the foreseeable future.

   196,618 shares of CEI's $3.42 Series A Preferred stock and 719,578 of CEI Common Stock were issued to BVT shareholders as part of the acquisition. The preferred stock is convertible into common stock at any time and can be redeemed by the holder after May 31, 1998. The redemption rate is $65 per share. The preferred stock may also be called for redemption by the Company after May 31, 2000. The Company believes that internally generated cash flow, along with the existing lines of credit, will be adequate to meet any cash requirements arising out of the redemption of the preferred stock.

  The debt (including CEI Convertible Preferred Stock ) to equity ratio as of March 31, 1997 was 40% debt to 60% equity.

RESULTS OF OPERATIONS
   Net income for the first three months of 1997, of $2,115,221, increased 10.1% when compared with the first three months of 1996. The consolidated financial statements (unaudited ) for the period include results from the Company and its subsidiaries as follows:
              CEI         Parent Company                    ($277,090)
              CTT         Local Exchange Carrier           $1,710,724
              BVT         Local Exchange Carrier              $76,675
              NCI         Reseller of Long Dist. Svc.        $141,628
              CMS         Paging Services                      $2,470
              CWC         PCS Company                        ($12,410)
              CIC         Investment Company                 $473,223


OPERATING REVENUES
   Operating revenues for the first three months of 1997 were $12,189,894, an increase of 40.2% when compared with the first three months of 1996.

  The increases in operating revenue for the first three months of 1997, are primarily due to the merger of BVT, and are comprised of the following:

                                                   Increase/
                                                  (Decrease)          %
                Local  Service                     $730,601           48.9%
                Access Service                   $1,982,029           52.7%
                Long Distance Ser                  $321,830           15.4%
                Nonregulated Sale                  $393,396           34.3%
                Miscellaneous (net of
                         uncollectibles)            $68,014           33.6%

                   CONESTOGA ENTERPRISES, INC.
OPERATING REVENUES (continued)
    Local Service revenues include regulated revenues from CTT, BVT and CMS. CTT and CMS both recorded increases in local service revenues for the first three months of 1997, and BVT added $624,000 in local service revenues.

   Total access lines in service on March 31, 1997 were 73,197. CTT had 48,879 in service, CMS had 4,976, and BVT had 19,342. Total access lines added during the first three months of 1997 were 931.

   The record setting pace of access line growth during 1996 has continued for both local exchange carriers (CTT & BVT) during the first quarter of 1997, and is reflected in the local service revenue increase. Local service revenues are also positively impacted by the increased demand for the custom calling service features.

   Access Service revenues from CTT continued to grow due to increased interlata minutes of use on the network (15%). BVT added $1.8 million in access service revenues during the first quarter of 1997.

   Long Distance Service revenues include intralata toll revenues from CTT and BVT, as well as the resale of long distance service from NCI. All three entities recorded slight decreases during the first three months of 1997 when compared with the first three months of 1996. BVT added $438,000 in long distance service revenues.

   Nonregulated Sales and Lease revenues include sale and lease of telephone equipment and directory advertising from CTT and BVT, as well as sale and lease
of pager and cellular equipment from CMS.   CTT's and CMS's  nonregulated
revenues decreased during the first three months of 1997, but BVT added nonregulated revenues of $488,537.

   Miscellaneous revenues include billing and collection revenues from CTT and BVT. When comparing the current quarter of 1997 with the same quarter of 1996, CTT has experienced decreases in miscellaneous revenues. The consolidated increase is a direct result of the addition of BVT.

OPERATING EXPENSES
  Operating Expenses for the first three months of 1997 were $8,428,124, an increase of 48.8% when compared with the first three months of 1996.

  The increase in operating expenses for the first three months, partially due to the addition of BVT and to the amortization expense of the BVT acquisition, is comprised of the following:
                                                   Increase/
                                                   (Decrease)            %
                Plant Operations                    $609,218           54.8%
                Depreciation and Amortization     $1,104,240           83.1%
                Customer Operations                 $594,597           38.0%
                Corporate Operations                $265,048           43.3%
                Nonregulated Sales and Lease        $248,488           35.4%
                Operating Taxes                     $131,017           38.2%

                   CONESTOGA ENTERPRISES, INC.
OPERATING EXPENSES (continued)
  Plant Operations expenses include CTT, BVT and CMS regulated expenses. When comparing the first quarter of 1997 with the first quarter of 1996, CTT's plant operations expenses decreased, and BVT added $689,500. BVT's current quarter expenses include a one time charge for digital switch software upgrade of $265,000.

   Depreciation and Amortization expenses include charges from CTT, CMS and BVT. CTT depreciation expenses are up 7.8% for the first three months of 1997 when compared with the first three months of 1996. BVT added $574,000 in depreciation expense as well as $241,000 in goodwill amortization expense.

  Customer Operations expenses include expenses for CTT, BVT, NCI, and CMS . When comparing the first quarter of 1997 with the first quarter of 1996, customer operations expenses increased 38%, of which BVT added $631,000. CTT's intralata termination charges increased 1.7% for the first three months of 1997 when compared with the first three months of 1996. BVT's intralata termination charges increased for the same period 39% due to an accounting change made during the first three months of 1997.

  Corporate Operations expenses for the first quarter increased 43.3% due to payroll allocation changes for certain operating officers of the Company, and to the addition the addition of Vice President Regulatory and External Affairs during the second quarter of 1996. BVT added $176,000 in corporate operation expenses.

  Nonregulated Sales and Lease expenses include expenses for CTT, BVT and CMS. The increase is primarily due to the addition of BVT, which had $310,000 in nonregulated expenses.

  Taxes, other than income, increased 38.2% which was due to the addition of BVT.


OTHER INCOME (DEDUCTIONS), NET
   Interest expense for the first three months of1997 includes expenses from CTT, CEI, and BVT. The interest expense for the period reflects the additional long term debt financing required for the merger with BVT.

   BVT previously had funded debt in the form of long-term notes issued May, 1978, at 8.5% interest rate paid semi-annually, with $81,000 annual principal payment. The current balance is $1,404,000, with maturity date and final payment of $1,323,000 due June, 1998.

   CTT on January 31, 1997 secured, through a local bank, a $5.0 million promissory note, which will require quarterly interest and principal payments through May, 2002. The interest rate is 6.89% per annum. The funds were used to refinance existing more expensive debt of CTT.

   The before tax earnings from the partnerships interests increased during the quarter due to increased earnings from the cellular ventures. The before tax earnings were $341,000, an increase of 21.3%. CTT's partnership, which primarily provides access to the internet, recorded a before tax loss of $33,200 for the first three months of 1997.

                   CONESTOGA ENTERPRISES, INC.
MINORITY INTEREST
   The minority interest recorded during the first three months of 1997 reflects Infocore, Inc.'s 40% interest in net loss of CWC.

INCOME TAXES
   Income taxes for the first three months of 1997 are $1,528,927, an increase
of 13.7% when compared with the first three months of 1996.   BVT had $99,600
in income taxes for the period.

OTHER
    PCS SERVICE; During the first quarter of 1997 CWC was a successful bidder in the Federal Communication Commission (FCC) Personal Communication Services
(PCS) radio spectrum D,E, and F Block Auction in four basic trading areas, covering nine counties in Pennsylvania and a population of 840,000. The granting of the licenses is expected to be in June, 1997. CWC is currently investigating the equipment which it will use to operate the wireless system as well as the financing which may be required. The PCS network will require significant investment of capital which could be funded by additional debt, or equity, or a combination of the two. CWC was 40% owned by Infocore, Inc., and with the pending merger, CEI will become the 100% owner.

     COMMON STOCK BUYBACK; At the Board of Directors meeting held on September 24, 1996, the Board authorized the purchase of up to 100,000 common shares on the open market and/or private negotiated transactions, though June 30, 1997. All purchases shall be in accordance with the Securities and Exchange Commission regulations. As of the end of the first quarter of 1997, 91,273 shares have been bought back as treasury stock.

     TELECOMMUNICATIONS ACT OF 1996;   On February 8, 1996, the
Telecommunications Act of 1996 (TA96) was signed into law. TA96 amends the Communications Act of 1934 and contains extensive ground rules for the evolution of the telecommunications marketplace to full competition. The legislation contained a specific time frame for action by the Federal Communications Commission (FCC) in order to implement various aspects of the new law.

    The first major action by the FCC occurred on August 8, 1996 when the FCC issued its Interconnection Order. The order contained provisions regarding operational and pricing guidelines required to facilitate the interconnection of competing local networks. In response to the FCC's actions, several Bell operating companies (among others) initiated legal action to block the implementation of this order. On October 15, 1996, the 8th Circuit Federal Court of Appeals issued a stay on certain aspects of the FCC's order, until the courts can decide if the FCC overstepped its authority regarding interconnection price setting. A decision is currently pending. In addition, the FCC is planning to address the issues of universal service and access charge reform. An FCC order regarding universal service is expected in early May, 1997. An order related to access charge reform is also expected before the end of May, 1997.
                   CONESTOGA ENTERPRISES, INC.
OTHER (continued)
   There were also significant events in the state regulatory arena. On May 23, 1996, the Pennsylvania Public Utility Commission (Pa. P.U.C.)issued an order which requires new local telephone companies that wish to provide telephone service in areas that are currently served by rural telephone companies to commit to serving the entire territory served by the rural telephone company. Since CTT and BVT are both classified as rural telephone companies in the Telecommunications Act of 1996, this means that new competitors will not be able to "cherry pick" our best customers. This order was designed to promote fair and equal competition in rural areas. In January of 1997, the Pa. P.U.C. issued an order addressing universal service. In response to this order, several petitions for reconsideration were filed by interested parties. The Pa. P.U.C. is expected to act on these petitions in the near future. In addition, the Pa. P.U.C. has initiated a generic investigation in the area of access reform. This process will begin with comments from interested parties due in June, 1997. A final order in the proceeding is expected in late 1997 or early 1998.

    Due to the changes described above, competition will have an impact on CEI in the not too distant future. It is anticipated that in spite of CEI's rural status, competitors will attempt to enter our markets and therefore some segment of the existing business could be at risk. In that regard, however, the Company is confident in its ability to meet this challenge and to continue to grow the existing business in a competitive environment. Competition will also create opportunities for CEI in markets that were heretofore closed to CEI in a monopoly telecommunications environment. The Company is currently evaluating the new opportunities available to it and will aggressively pursue expansion into these markets, some of which are expected to begin during the third quarter of 1997.

ITEM 4
        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     NONE


PART II. OTHER INFORMATION

     Item 6 (b) EXHIBITS AND REPORTS ON FORM 8-K

                              NONE




                          SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CONESTOGA ENTERPRISES, INC.




     Date      May 14, 1997                         By  /s/  John R. Bentz
              _______________               _________________________________
                                                   John R. Bentz
                                                   President



     Date      May 14, 1997                          By /s/ Albert H. Kramer
             _________________               ________________________________
                                                 Albert H. Kramer
                                   Vice President, Finance and Administration