Form 10-Q
period 1997-06-30
CONESTOGA ENTERPRISES INC
filed 1997-08-15
CIK 854727

CONESTOGA ENTERPRISES, INC.

   CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

June 30, 1997,  June 30, 1996 and December 31, 1996

                              ASSETS
                                   6/30       6/30        12/31
                                   1997      1996         1996

Current Assets
 Cash and Cash Equivalents     2,917,168   2,930,396   1,956,554
 Accounts receivable, including
  unbilled revenue             7,020,758   6,601,378   6,888,667
 Inventories, at average cost  1,096,652   1,347,929     867,205
 Prepaid expenses                223,550     783,953     206,351

         Total Current Assets 11,258,128  11,663,656   9,918,777

     Investments and Other Assets
 Cost in Excess of Net Assets of
            Business Acquired 40,425,983  38,884,267  38,337,140
 Investments in partnerships   4,184,541   3,115,572   3,377,027
 Investments in equity securi  1,787,282   1,604,204   1,622,107
 Prepaid Pension Costs         2,259,132   2,059,469   2,148,700
 Other                         1,452,640     590,327   1,513,920

                              50,109,578  46,253,839  46,998,894

 Plant
  In Service                 125,152,928 118,094,438 123,137,474
  Under Construction           1,411,689   1,235,292     557,293

                             126,564,617 119,329,730 123,694,767
 Less accumulated depreciatio 63,805,787  56,865,868  60,760,620

                              62,758,830  62,463,862


Total Assets                 124,126,536 120,381,357 119,851,818



 SEE NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS




CONESTOGA ENTERPRISES, INC.

   CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

June 30, 1997,  June 30, 1996 and December 31, 1996

LIABILITIES AND STOCKHOLDERS' EQUITY
                                   6/30       6/30        12/31
                                   1997      1996         1996

Current Liabilities
 Notes payable                         0     100,000           0
 Current maturities of long
     term debt                 3,000,000     471,000     831,000
 Accounts payable              3,080,082   3,367,728   2,769,189
 Accrued:
    Taxes                        166,415           0           0
    Interest                      55,981           0           0
    Payroll & Vacation Pay       891,166     474,139     855,981
Advance billing/Customer Depo  1,039,327     838,013     307,806

    Total Current Liabilities  8,232,971   5,250,880   4,763,976

Long Term Liabilities
 Long Term Debt, less
       Current Maturities     23,750,000  27,773,000  27,218,000
 Accrued Post Retirement Cost    672,820     521,542     596,742
 Other                           619,241     944,024     834,201

                              25,042,061  29,238,566  28,648,943

Deferred Income Taxes          9,392,661  10,219,264  10,185,015

Minority Interest                      0     222,313     400,198

Convertible\Redeemable Preferred Stock
Par value $65 per share; authorized
 900,000 shares; issued and
outstanding 196,618 shares    12,780,170  12,780,170  12,780,170

Common Stockholders' Equity
  Common Stock  par value $5 per share;
   authorized 10,000,000 shares;
  issued and outstanding;
 6/30/97    6/30/96    12/31/96
4,775,301  4,568,500  4,568,5 23,876,505  22,842,500  22,842,500
  Additional Paid-In Capital  24,680,677  20,420,005  20,420,005
  Retained earnings           21,799,777  19,131,013  20,863,934
  Net unrealized appreciation on
     arketable equity securit    478,691     276,646     315,602
  Less cost of treasury stock;
         6/30/97  91,273 shs.
       12/31/96  58,400 shs   (2,156,977)          0  (1,368,525)

                              68,678,673  62,670,164  63,073,516

Total Liabilities and
            Stockholders' Equ124,126,536 120,381,357 119,851,818



 CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
 THREE AND SIX MONTHS ENDED JUNE 30, 1997 and 1996

                             THREE MONTHS ENDED      SIX MONTHS ENDED
                               JUNE 30                 JUNE 30
                                    1997        1996        1997        1996

Operating Revenues:
    Local  Service             2,259,630   1,705,994   4,483,645   3,199,408
    Access Service             5,977,757   4,204,465  11,721,161   7,965,840
    Long Dist. Service         2,387,373   2,140,723   4,797,612   4,229,132
    Nonreg. Sales & Lease      2,876,153   1,289,917   4,418,120   2,438,488
    Miscellaneous                247,610     193,944     517,879     396,199

                              13,748,523   9,535,043  25,938,417  18,229,067



Operating Expenses:
    Plant Operations           1,910,233   1,396,964   3,630,597   2,508,110
    Depreciation and Amortiza  2,414,969   1,564,477   4,661,301   2,893,349
    Customer Operations        2,085,716   1,726,277   4,245,254   3,291,218
    Corporate Operations         997,928     774,383   1,875,405   1,386,812
    Nonreg. Sales & Lease      2,265,197     757,551   3,215,334   1,459,200
    Taxes, other than income     496,533     378,650     970,809     721,909

                              10,170,576   6,598,302  18,598,700  12,260,598

                Operating Inc  3,577,947   2,936,741   7,339,717   5,968,469

Other Income(Deductions), Net:
    Interest Expense            (521,734)   (114,163) (1,058,100)   (224,622)
    Income from unconsolidated
         partnerships interes    381,470     316,252     689,014     609,302
    Other, Net                    97,055      (6,552)    199,981      35,397

                                 (43,209)    195,537    (169,105)    420,077

     Income Before Income Tax  3,534,738   3,132,278   7,170,612   6,388,546

Income Taxes                   1,692,192   1,361,982   3,221,119   2,706,505

Income Before Minority  Inter  1,842,546   1,770,296   3,949,493   3,682,041

Minority Interest in net loss
              of Subsidiary        2,126      21,825      10,400      31,054

                   Net Income  1,844,672   1,792,121   3,959,893   3,713,095


Earnings per common share          $0.36       $0.42       $0.80       $0.92
Dividends per common share         $0.30       $0.30       $0.60       $0.60

    * Some amounts have been adjusted for comparative purposes.


CONESTOGA ENTERPRISES, INC.
Consolidated Statement of Cash Flow (Unaudited)
SIX MONTHS ENDED JUNE  30, 1997 AND 1996

                                 1997                   1996
Cash Flows from Operating Activities
  Net Income                  $3,959,893              $3,713,095
  Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation  and Amortizat $4,939,012              $3,066,567
  Income from unconsolidated
   partnership interests        (689,014)               (609,302)
   Minority interest in
     loss of subsidiary          (10,400)                (31,054)
    Changes in assets and liabilities:
      (Increase) decrease in:
         Accounts Receivable     874,401                (230,604)
         Material and supplie    (63,665)                (42,660)
         Prepaid expenses          6,231                (113,647)
         Prepaid pension cost   (110,432)                (76,174)
         Other Assets           (365,735)                469,250
        Increase (decrease) in:
         Accounts Payable       (264,660)               (862,372)
          Accrued expenses and
      other current liabiliti    682,813                 169,015
         Other liabilities      (138,882)                (39,375)
         Deferred income taxe   (248,354)                 27,673

                               4,611,315               1,727,317

         Net cash provided by
         operating activities  8,571,208               5,440,412

Cash Flows From Investing Activities
    Purchase of Plant, net of
    removal costs and salvage (3,944,486)             (2,168,250)
    Proceeds from surrender of
    Life Insurance Policy        427,015                       0
    Capital investments in un-
consolidated partnershp inter   (118,500)                      0
 apital distributions from  un-
consolidated partnershp inter          0                  46,000
    Acquisition of business, net
   of cash and cash equivalen    965,231             (20,154,908)

         Net cash used in
         investing activities (2,670,740)            (22,277,158)

Cash Flows From Financing Activities
  Proceeds from long-term
             borrowing         5,000,000              22,000,000
   Principal payments on long
              term borrowing  (6,299,000)               (195,000)
   Borrowing on line of credi          0                 900,000
   Principal payments on line
                  of credit            0              (1,300,000)
   Proceeds from issuance of
   stock under the dividend
          reinvestment plan      171,650                       0
   Common and preferred
           dividends paid     (3,024,052)             (2,309,353)
   Purchase of common stock
          for the treasury      (788,452)                      0
   Minority interest investment
             in subsidiary             0                       0

         Net cash provided by
 (used in) financing activiti (4,939,854)             19,095,647

         Increase (decrease) in
   cash and cash equivalents     960,614               2,258,901
Cash and cash equivalents
          Beginning            1,956,554                 671,495

          Ending              $2,917,168              $2,930,396


 CONESTOGA ENTERPRISES, INC.
Consolidated Statement of Cash Flow (Unaudited) continued
SIX  MONTHS ENDED JUNE  30, 1997 AND 1996
                                 1997                    1996
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Payments for:
       Interest               $1,003,198                $276,924

       Income Taxes           $3,017,540              $2,148,831



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES

   Acquisition of business:
       Working Capital acquired,
net of cash and cash equivale   $313,862              $1,017,550
       Plant and other assets
                acquired       1,121,779              16,924,033
       Cost in excess of net
              assets acquired  2,722,155              39,451,159
       Long-term debt and other
       liabilities assumed             0              (5,208,952)
       Redeemable preferred
              stock issued             0             (12,780,170)
       Common stock issued    (5,123,027)            (19,248,712)

         Cash Paid (Received)  ($965,231)            $20,154,908




                   CONESTOGA ENTERPRISES, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             UNAUDITED

NOTE  1:    BASIS OF PRESENTATION

 The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interium periods.

  The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE  2:    LONG TERM DEBT

 Long-term debt  is summarized as follows:
                                    6/30/97     6/30/96     12/31/96
 Promissory note, interest payable monthly
at prime, with a ceiling of 8.5%         $0  $2,500,000          $0

 Promissory note, interest payable monthly
at prime, with a ceiling of 8.4%          0   2,340,000           0

 Series A Senior Note interest payable quarterly
at 6.91%, annual principal payments of
$2,000,000 starting June 30, 1998 through
June 30, 2000, unsecured          6,000,000   6,000,000   6,000,000

 Series B Senior Note interest payable quarterly
at 7.59%, annual principal payments of
$1,454,545 starting June 30, 2001 through
June 30, 2011, unsecured         16,000,000  16,000,000  16,000,000

 Promissory note, interest payable June 1
and December 1, at 8.5%                   0   1,404,000   1,404,000

 Promissory note, interest payable quarterly
at 6.89%.  Quarterly principal payments of
$250,000 through February 1, 2002,
unsecured.                        4,750,000           0   4,645,000

                                $26,750,000 $28,244,000 $28,049,000
Less current Maturities           3,000,000     471,000     831,000
                                $23,750,000 $27,773,000 $27,218,000

NOTE  3:   ACQUISITIONS

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

     On May 1, 1997, the Company acquired all of the outstanding shares of Infocore, Inc. (INF), a telecommunications company based in King of Prussia, Pennsylvania. The Company issued 199,923 shares of common stock to Infocore, Inc. shareholders as consideration for all outstanding shares of Infocore, Inc. stock.

      The acquisition has been accounted for as a purchase and the results of operation of INF since that date are included in the consolidated financial statements.
The excess of the purchase price over the book value acquired of $2,722,152 is being amortized over 36 months using the straight line method.

NOTE  4:   OTHER

    Certain items of the June 30, 1996 consolidated financial statements have been restated to conform to the June 30, 1997 financial statements. There was no impact on net income.

 Inventories, at average cost, are material and supplies used to provide service.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE QUARTERLY INCOME STATEMENTS


FINANCIAL CONDITION
     The cash and cash equivalents for the first six months of the current year increased $960,614. The net cash provided by operating activities was $8.3 million, compared with $5.4 million for the first six months of 1996.

     Capital expenditures are provided primarily by internally generated funds. No outside short term borrowing was required during the first two quarters of 1997. The Company has available lines of credit with two regional banks totaling $15.0 million at June 30, 1997. Management believes that except for the build out of the PCS network, through CWC, the cash provided from operations will be sufficient to fund current capital projects. The building of the PCS infrastructure will require additional amounts of long term debt and/or capital in late 1997 or early 1998.

  There was no financing required with the acquisition of INF.

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

   The preferred stock is convertible into common stock at any time and can be redeemed by the holder after May 31, 1998. The redemption rate is $65 per share. The Company believes that internally generated cash flow, along with the existing lines of credit will be adequate to meet any cash requirements arising out of the redemption of preferred stock.

     The company on June 1, 1997 retired the $1.4 million 8.5% promissory notes which were due on June 1, 1998, without premium, using internally generated funds.

    The debt (including CEI $3.42 Series A Preferred Stock ) to equity ratio as of June 30, 1997 was 37% debt to 63% equity.
                   CONESTOGA ENTERPRISES, INC.
RESULTS OF OPERATIONS
   Net income for the first six months of 1997, of $3,959,893, increased 6.6% when compared with the first six months of 1996. The consolidated financial statements (unaudited ) for the period include results from the Company and its subsidiaries as follows:

                        Parent Company                  $389,174
                        Local Exchange Carriers       $3,508,255
                        Others*                          $62,464
              * Others include subsidiaries which provide resale
                of long distance, paging services, PCS as well as telecommunication equipment sale and lease.

OPERATING REVENUES
   Operating revenues for the first two quarters of 1997 were $25,938,417, an increase of 42.3% when compared with the first two quarters of 1996. Operating revenues for the second quarter of 1997 increased 12.8% when compared with the first quarter of 1997, and compared with the second quarter of 1996, increased 44.2%.

  The increases in operating revenue for the first two quarters of 1997, are primarily due to the operating revenues provided by the acquisition of BVT (5/31/96), and INF (4/30/97). The increases are comprised of the following:

                                          Increase/
                                          (Decrease)      %
                Local  Service            $1,284,237        40.1%
                Access Service            $3,755,321        47.1%
                Long Distance Service       $568,480        13.4%
                Nonregulated Sales and Le
                Lease                     $1,979,632        81.2%
                Miscellaneous (net of
                uncollectible)              $121,680        30.7%

    Local Service revenues include regulated revenues from CTT, BVT and CMS. CTT and CMS both recorded increases in local service revenues for the first two quarters of 1997, and BVT added $1.2 million in local service revenues. When comparing the second quarter of 1997 with the first quarter local service revenues increased 1.6%.

  Total access lines in service on June 30, 1997 were 74,055. CTT had 49,569 in service, CMS had 5,084, and BVT had 19,402. Total access lines added during the first six months of 1997 were 1,715.

   The access line growth during the first two quarters of 1997 has been at a record setting pace for both local exchange carriers (CTT & BVT), and is reflected in the local service revenue increase. Much of the increase is due to residential second line installations as well as the increased demand for the custom calling service features.
                   CONESTOGA ENTERPRISES, INC.
OPERATING REVENUES (continued)
 Access Service revenues from CTT continued to grow due to increased interlata minutes of use on the network (over 20%). BVT added $3.5 million in access service revenues during the first two quarters of 1997 which is an increase of 6.1% over the same period of 1996. When comparing the second quarter of 1997 with the first quarter of 1997 access revenues are up 4.1%.

  Long Distance Service revenues include intralata toll revenues from CTT and BVT, as well as the resale of long distance service from NCI. All three entities recorded slight decreases during the first two quarters of 1997 when compared with the same period of 1996. BVT added $880,400 in long distance service revenues during the first two quarters of 1997. When comparing the second quarter of 1997 with the first quarter of 1997 long distance revenues are down .9%.

  Nonregulated Sales and Lease revenues include sale and lease of telephone equipment and directory advertising from CTT and BVT, sale and lease of pager and cellular equipment from CMS, as well as equipment sales and other services
provided by INF.   CTT's and CMS's  nonregulated revenues decreased  during
the first two quarters of 1997. BVT added nonregulated revenues of $488,537. INF added $1.1 million during the first two months operating as a subsidiary of CEI. When comparing the second quarter of 1997 with the first quarter of 1997 nonregulated revenues are up 86.5% primarily due to the addition of INF during the current quarter.

    Miscellaneous revenues include billing and collection revenues from CTT and BVT. When comparing the first two quarters of 1997 with the first two quarters
of 1996, CTT is about even.   The consolidated increase is a direct result of
the addition of BVT, which for the period added $167,000. When comparing the second quarter of 1997 with the first quarter of 1997 miscellaneous revenues are down 8.4%.

OPERATING EXPENSES
  Operating Expenses for the first two quarters of 1997 were $18,598,700, an increase of 51.7% when compared with the first two quarters of 1996.
Operating expenses for the second quarter of 1997 increased 20.7% when compared with the first quarter of 1997, and compared with the second quarter of 1996, increased 54.1%.

  The increase in operating expenses for the first two quarters, is primarily due to the addition of BVT and INF and to the amortization expense of goodwill associated with both of the acquisitions. The increases are comprised of the following:
                                          Increase/
                                          (Decrease)         %
           Plant Operations               $1,122,487        44.8%
           Depreciation and Amortization  $1,767,952        61.1%
           Customer Operations              $954,036        29.0%
           Corporate Operations             $488,593        35.2%
           Nonregulated Sales and Lease   $1,756,134       120.3%
           Operating Taxes                  $248,900        34.5%
                   CONESTOGA ENTERPRISES, INC.
OPERATING EXPENSES (continued)
  Plant operations expenses include CTT, BVT and CMS regulated expenses. When comparing the first two quarters of 1997 with the first two quarters of 1996, CTT's plant operations expenses increased, partially due to a digital switch software upgrade of $450,000 during the second quarter of 1997. BVT added
$1.1 million which included a one time charge for digital switch software upgrade of $265,000. When comparing the second quarter of 1997 with the first quarter of 1997 plant operations expense increased 11%.

    Depreciation and amortization expenses include charges from CTT, CMS, BVT and INF. CTT and BVT recorded normal increases in depreciation expenses when comparing the first two quarters of 1997 with the first two quarters of 1996. BVT added $1.2 million in depreciation expense and $482,000 in goodwill amortization expense. INF for the first two months as a subsidiary of CEI added $174,700 of expense which included $151,200 of goodwill amortization expense. When comparing the second quarter of 1997 with the first quarter of 1997 depreciation and amortization expenses are up 7.5%.

  Customer operations expenses include expenses for CTT, BVT, NCI, and CMS. When comparing the first two quarters of 1997 with the first two quarters of 1996, customer operations expenses increased 29%. BVT added $1.2 million in customer operations expense which is an increase of 23% due to some one time charges for set up costs of a new billing system. CTT's expenses were about even with the same period of 1996. When comparing the second quarter of 1997 with the first quarter of 1997, customer operations expenses are down 3.4%.

  Corporate operations expenses for the first two quarters of 1997 increased 35.2% when compared with the first two quarters of 1996, due to allocation change for certain operating officers of the Company, and to the addition of Vice President Regulatory and External Affairs during the second quarter of 1996. BVT added $385,000 in corporate operation expenses for the period. When comparing the second quarter of 1997 with the first quarter of 1997 corporate operations expenses increased 13.7%.

  Nonregulated sales and lease expenses include expenses for CTT, BVT, CMS and INF. The increase is primarily due to the addition of BVT, which had $890,000 in nonregulated expenses during the first six months, and to INF which added $1.2 million if expenses during the two months as a subsidiary of CEI. When comparing the second quarter of 1997 with the first quarter of 1997 the increase in nonregulated expenses is a direct result of the merger of INF.

  Taxes, other than income, increased 34.5% which was due to the addition of BVT. When comparing the second quarter of 1997 with the first quarter of 1997 operating taxes increased 4.7%.
                   CONESTOGA ENTERPRISES, INC.
OTHER INCOME (DEDUCTIONS), NET
   Interest expense for the first two quarters of 1997 includes expenses from
CTT, CEI, and BVT.   The interest expense for the period reflects the
additional long term debt financing required for the merger with BVT May 31, 1996. When comparing the second quarter of 1997 with the first quarter of 1997 interest expense is lower by 2.7%.

   BVT previously had funded debt in the form of long-term notes issued May, 1978, at 8.5% interest rate paid semi-annually, with $81,000 annual principal payment. The balance of $1,323,000 which was due June, 1998 was paid down June 1, 1997, without premium, using internally generated funds.

   CTT on January 31, 1997 secured, through a local bank, a $5.0 million promissory note, which will require quarterly interest and principal payments through May, 2002. The interest rate is 6.89% per annum. The funds were used to refinance existing more expensive debt of CTT.

     The before tax earnings from the partnerships interests increased 13.1% when comparing the first two quarters of 1997 with the same period of 1996 due to increased earnings from the cellular ventures. The before tax earnings of the cellular ventures was $752,200, an increase of 31.2%. CTT's interest in Penteledata Limited Partnership I, which primarily provides access to the internet, recorded a before tax loss of $63,200 for the first two quarters of 1997.

MINORITY INTEREST
   The minority interest recorded during the first two quarters of 1997 reflects Infocore, Inc.'s 40% interest in net loss of CWC during the first four months before the acquisition.

INCOME TAXES
   Income taxes for the first two quarters of 1997 are $3.2 million, an
increase of 19.0% when compared with the same period  of 1996.   When comparing
the second quarter of 1997 with the first quarter of 1997 income taxes were up 10.7%.

OTHER
   PCS SERVICE; During the first quarter of 1997 CWC was a successful bidder in the Federal Communication Commission (FCC) Personal Communication Services
(PCS) radio spectrum D, E, and F Block Auction in four basic trading areas, covering nine counties in Pennsylvania and a population of 840,000. The licenses were granted during the second quarter of 1997. CWC has selected the equipment which it will use to operate the wireless system and the first purchase commitment for $11.4 million has been issued. The PCS network will require significant investment of capital which could be funded by additional debt, or equity, or a combination of the two. A decision on the financing should be finalized during the fourth quarter of 1997. CWC was 40% owned by Infocore, Inc., and with the merger, became 100% owned by CEI and its subsidiaries.
                   CONESTOGA ENTERPRISES, INC.
OTHER (continued)
     COMMON STOCK BUYBACK; At the Board of Directors meeting held on September 24, 1996, the Board authorized the purchase of up to 100,000 common shares on the open market and/or private negotiated transactions, though June 30, 1997. As of June 30, 1997, the close of the offering, 91,273 shares had been bought back and held as treasury stock. Management does not anticipate any additional purchases in the near future.

     DIVIDEND REINVESTMENT PLAN; The Company has amended its Dividend Reinvestment Plan to permit the issuance of original issue shares to shareholders under the Plan and to permit participating shareholders to contribute a fixed amount less than the full amount of cash dividends to the Plan. The purchase price per share under the Plan shall be the average of the bid and asked prices per share for each trading day during the 30 calendar days prior to the applicable dividend payment date, as reported on the National Association of Securities Dealers, Inc., Automated Quotation System. 6,878 shares were issued during the second quarter 1997 under this Plan.

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

   The first major action by the FCC occurred on August 8, 1996 when the FCC issued its Interconnection Order. The order contained provisions regarding operational and pricing guidelines required to facilitate the interconnection of competing local networks. In response to the FCC's actions, several Bell operating companies (among others) initiated legal action to block the implementation of this order. On October 15th, 1996 the 8th Circuit Federal Court of Appeals issued a stay on certain aspects of the FCC's order, until the courts can decide if the FCC overstepped its authority regarding interconnection price setting. In July, 1997, the court issued an order that overturned many of the rules contained in the FCC's August, 1996 Interconnection Order. Of particular importance to incumbent telephone companies like CTT and BVT, the FCC's pricingrules were overturned based on the grounds that the FCC overstepped its jurisdictional authority.

    In addition in May, 1997 the FCC issued orders addressing Universal Service and Access Reform. In each case the FCC focused primarily on large telephone companies. For rural telephone companies like CTT and BVT, the FCC's actions will not cause significant impacts. The FCC plans to further address rural company issues later in 1997.
                   CONESTOGA ENTERPRISES, INC.
OTHER (continued)
   There were also significant events in the state regulatory arena. On May 23, 1996, the Pennsylvania Public Utility Commission (Pa. P.U.C.) issued an order which requires new local telephone companies that wish to provide telephone service in areas that are currently served by rural telephone companies to commit to serving the entire territory served by the rural telephone company. Since CTT and BVT are both classified as rural telephone companies in the Telecommunications Act of 1996, this means that new competitors will not be able to "cherry pick" our best customers. This order was designed to promote fair and equal competition in rural areas. In January of 1997, the Pa. P.U.C. issued an order addressing universal service. In response to this order, several petitions for reconsideration were filed by interested parties. The PUC responded to those petitions in July, 1997. The response was generally favorable to incumbent LEC's and efforts are currently focused on coordinating the Pa. PUC's plan with the FCC's Universal Service Order issued in May, 1997. In addition, the Pa. P.U.C. has initiated a generic investigation in the area of access reform. This process began with comments from interested parties filed in June, 1997. A final order in the proceeding is expected in late 1997 or early 1998.

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

                                    CONESTOGA ENTERPRISES, INC.




     Date      August 15, 1997                     By /s/ John R. Bentz
              _______________               _________________________________
                                                   John R. Bentz
                                                   President



     Date      August 15, 1997                      By /s/ Albert H. Kramer
             _________________               ________________________________
                                               Albert H. Kramer
                                               Executive Vice President