Form 10-Q
period 1997-09-30
CONESTOGA ENTERPRISES INC
filed 1997-11-14
CIK 854727

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        SECURITIES AND EXCHANGE COMMISSION
          WASHINGTON, D.C.  20549


 For quarter Ended September 30, 1997        Commission File Number  0-24064

        CONESTOGA ENTERPRISES, INC.
(Exact name of Registrant as specified in its charter)

     PENNSYLVANIA                                          23-2565087
         (State of Incorporation)                     (IRS Employer Number)

202 East First Street, Birdsboro, Pennsylvania  19508
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


              Yes___X____No_______


As of September 30, 1997, the number of shares of Common Stock, par value $5.00, outstanding was 4,693,976.



        CONESTOGA ENTERPRISES, INC.

   CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

September 30, 1997,  September 30, 1996 and December 31, 1996

                              ASSETS
                                            9/30         9/30         12/31
                                            1997        1996          1996

Current Assets
 Cash and Cash Equivalents              $8,276,758   $2,705,565   $1,956,554
 Accounts receivable, including unbilled
  revenue                                7,747,937    7,317,433    6,888,667
 Inventories, at average cost            1,071,701    1,184,542      867,205
 Prepaid expenses                          232,537      218,949      206,351

           Total Current Assets         17,328,933   11,426,489    9,918,777

Investments and Other Assets
 Cost in Excess of Net Assets of
 Business Acquired                      39,958,098   38,643,227   38,337,140
 Investments in partnerships             3,748,894    3,255,260    3,377,027
 Investments in equity securities        1,885,651    1,466,842    1,622,107
 Prepaid Pension Costs                   2,320,488    2,110,352    2,148,700
 Other                                     506,150    1,562,580    1,513,920

                                        48,419,281   47,038,261   46,998,894

     Plant
       In Service                      126,471,252  117,255,941  123,137,474
       Under Construction                1,977,109    2,573,732      557,293

                                       128,448,361  119,829,673  123,694,767
       Less accumulated depreciation    65,757,213   56,969,206   60,760,620

                                        62,691,148   62,860,467   62,934,147


Total Assets                          $128,439,362 $121,325,217 $119,851,818



    SEE NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS




        CONESTOGA ENTERPRISES, INC.

   CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

September 30, 1997,  September 30, 1996 and December 31, 1996

LIABILITIES AND STOCKHOLDERS' EQUITY
                                            9/30         9/30         12/31
                                            1997        1996          1996

Current Liabilities
   Notes payable                                $0           $0           $0
   Current maturities of long term debt  3,000,000    2,971,000      831,000
   Accounts payable                      3,340,028    3,211,530    2,769,189
   Accrued:
             Taxes                       2,148,518            0            0
             Interest                       51,675       39,780            0
             Payroll & Vacation Pay        891,643      623,343      855,981
   Advance billings/Customer Deposits      882,023    1,167,627      307,806

           Total Current Liabilities    10,313,887    8,013,280    4,763,976

Long Term Liabilities
Long Term Debt, less Current Maturities 23,500,000   25,175,500   27,218,000
   Accrued Post Retirement Cost            710,887      558,980      596,742
   Other                                   751,210      884,585      834,201

                                        24,962,097   26,619,065   28,648,943

Deferred Income Taxes                    9,341,023    9,873,337   10,185,015

Minority Interest                                0      420,169      400,198

Convertible\Redeemable Preferred Stock
   Par value $65 per share; authorized
   900,000 shares; issues and
   outstanding 196,618 sh               12,780,170   12,780,170   12,780,170

Common Stockholders' Equity
  Common Stock  par value $5 per share;
  authorized 10,000,000 shares; issued;
    9/30/97   9/30/96       12/31/96
  4,775,301  4,568,500     4,568,500    23,876,505   22,842,500   22,842,500
  Additional Paid-In Capital            24,709,944   20,420,005   20,420,005
  Retained earnings                     23,834,013   20,165,938   20,863,934
  Net unrealized appreciation on
           marketable equity securitie     543,615      190,753      315,602
  Less cost of treasury stock;
  9/30/97  81,325 shs.  12/31/96
   58,400 shs                           (1,921,892)           0   (1,368,525)

                                        71,042,185   63,619,196   63,073,516

Total Liabilities and Stockholders'
            Equity                    $128,439,362 $121,325,217 $119,851,818

    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 and 1996

                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                    SEPTEMBER 30              SEPTEMBER 30
                                 1997         1996         1997        1996

Operating Revenues:
    Local  Service           $2,324,011   $2,119,495   $6,807,656  $5,318,903
    Access Service            6,505,797    5,851,073   18,226,958  13,816,913
    Long Dist. Service        2,400,347    2,360,220    7,197,959   6,589,352
    Nonreg. Sales & Lease     4,395,719    1,739,422    8,813,839   4,177,910
    Miscellaneous               245,294      213,497      763,173     609,696

                             15,871,168   12,283,707   41,809,585  30,512,774



Operating Expenses:
    Plant Operations          1,505,200    1,449,372    5,135,797   3,957,482
    Depreciation and
    Amortization              2,523,762    2,182,064    7,185,063   5,155,759
    Customer Operations       2,076,517    1,902,474    6,321,771   5,193,692
    Corporate Operations      1,240,107      872,227    3,115,512   2,259,039
    Nonreg. Sales & Lease     3,835,423    1,028,988    7,050,757   2,488,188
    Taxes, other than income    562,563      457,882    1,533,372   1,179,791

                             11,743,572    7,893,007   30,342,272  20,233,951

        Operating Income      4,127,596    4,390,700   11,467,313  10,278,823

Other Income(Deductions), Net:
    Interest Expense           (519,660)    (538,037)  (1,577,760)   (762,659)
    Income from unconsolidated
     partnerships interests     335,409      204,088    1,024,423     813,390
    Gain on sale of partnership
  interests  and other assets 1,983,038            0    1,983,038           0
    Other, Net                  272,165      152,650      472,146     268,393

                              2,070,952     (181,299)   1,901,847     319,124

 Income Before Income Taxes   6,198,548    4,209,401   13,369,160  10,597,947

Income Taxes                  2,735,682    1,806,070    5,956,801   4,512,575

  Income Before Minority
          Interest            3,462,866    2,403,331    7,412,359   6,085,372

Minority Interest in net loss
                of Subsidiary         0        2,144       10,400      33,198

        Net Income           $3,462,866   $2,405,475   $7,422,759  $6,118,570


Earnings per common share        $0.70        $0.49        $1.51       $1.41
Dividends per common share       $0.305       $0.30        $0.905      $0.90

    * Some amounts have been adjusted for comparative purposes.


        CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER  30, 1997 AND 1996

                                               1997                  1996
Cash Flows from Operating Activities
  Net Income                                  $7,422,759          $6,118,570
  Adjustments to reconcile net income
  to net cash provided by operating activities:
 Depreciation  and Amortization               $7,610,071          $5,581,379
 Income from unconsolidated partnership
 interests                                    (1,024,423)           (813,390)
 Minority interest in loss of subsidiary         (10,400)            (33,198)
 Gain on sale of assets                       (1,983,038)                  0
    Changes in assets and liabilities:
        (Increase) decrease in:
    Accounts Receivable                          147,222            (946,659)
   Material and supplies                         (38,714)            120,727
   Prepaid expenses                               (2,756)            741,082
   Prepaid pension costs                        (171,788)           (127,057)
   Other Assets                                  155,747              88,529
        Increase (decrease) in:
   Accounts Payable                               (4,714)         (1,026,236)
   Accrued expenses and other current liabil   2,503,783             647,833
   Other liabilities                              31,154            (351,100)
    Deferred income taxes                       (299,992)           (377,632)

                                               6,912,152           3,504,278

     Net cash provided by
                operating activities          14,334,911           9,622,848

Cash Flows From Investing Activities
    Purchase of Plant, net of removal
               costs and salvage              (6,244,507)         (4,971,867)
    Proceeds from surrender of Life
             Insurance Policy                    427,015                   0
    Capital investments in unconsolidated
           partnershp interests                 (237,000)           (300,000)
    Proceeds from sale of partnership
            interest and other Assets          3,428,686                   0
  Capital distributions from unconsolidated
          partnershp interests                         0             110,400
    Acquisition of business, net of cash
             and cash equival                    965,231         (20,154,908)

Net cash used in investing activities         (1,660,575)        (25,316,375)

Cash Flows From Financing Activities
   Proceeds from long-term borrowing           5,000,000          22,000,000
   Principal payments on long term borrowing  (6,549,000)           (292,500)
   Borrowing on line of credit                         0           1,400,000
   Principal payments on line of credit                0          (1,900,000)
   Proceeds from issuance of stock under the
           dividend reinvestment plan            436,002                   0
   Common and preferred dividends paid        (4,452,682)         (3,679,903)
   Purchase of common stock for the treasury    (788,452)                  0
   Minority interest investment in subsidiary          0             200,000

     Net cash provided by (used in)
     financing activities                     (6,354,132)         17,727,597

         Increase (decrease) in cash and
             cash equivalents                  6,320,204           2,034,070
Cash and cash equivalents
          Beginning                            1,956,554             671,495

          Ending                              $8,276,758          $2,705,565

        CONESTOGA ENTERPRISES, INC.
Consolidated Statement of Cash Flow (Unaudited) continued
NINE  MONTHS ENDED SEPTEMBER  30, 1997 AND 1996
                                                   1997                 1996
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Payments for:
       Interest                               $1,494,941            $780,975

       Income Taxes                           $4,343,890          $4,855,821



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES

   Acquisition of business:
    Working Capital acquired, net of cash
        and cash equivalents                    $313,862          $1,017,550
       Plant and other assets acquired         1,121,779          16,924,033
       Cost in excess of net assets acquired   2,722,155          39,451,159
       Long-term debt and other liabilities
       assumed                                         0          (5,208,952)
       Redeemable preferred stock issued               0         (12,780,170)
       Common stock issued                    (5,123,027)        (19,248,712)

                     Cash Paid (Received)      ($965,231)        $20,154,908
CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION
The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the nine months period ended September
30, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: LONG TERM DEBT
 Long term debt is summarized as follows:
                                          9/30/97     9/30/96    12/31/96
   Promissory note, interest payable
   monthly at prime, with a ceiling
   of 8.5%                                     $0   $2,500,000   2,500,000

   Promissory note, interest payable
   monthly at prime, with a ceiling
   of 8.4%                                      0    2,242,500   2,145,000

  Series A Senior Note interest payable
   quarterly at 6.91%, annual principal
   payments of $2,000,000 starting
   June 30, 1998 through June 30,
   2000, unsecured                      6,000,000    6,000,000   6,000,000

   Series B Senior Note interest payable
   quarterly at 7.59%, annual principal
   payments of $1,454,545 starting
   June 30, 2001 through June 30,
   2011, unsecured                     16,000,000   16,000,000  16,000,000

   Promissory note, interest payable
   June 1 and December 1, at 8.5%               0    1,404,000   1,404,000

   Promissory note,  interest payable
   quarterly at 6.89%. Quarterly principal
   payments of $250,000 through
   February 1, 2002 unsecured.          4,500,000            0           0

                                      $26,500,000   $28,146,500 $28,049,000
     Less current Maturities            3,000,000     2,971,000     831,000

                                      $23,500,000   $25,175,500 $27,218,000

CONESTOGA ENTERPRISES, INC.
NOTE 3: ACQUISITIONS
 On May 31, 1996, Conestoga Enterprises, Inc. (CEI) acquired all of the outstanding shares of Buffalo Valley Telephone Company (BVT) an independent local exchange carrier which provides both regulated and nonregulated communication services in Central Pennsylvania. The consideration for the stock included 196,618 shares of CEI $3.42 Series A Preferred Stock, 719,578 shares of CEI Common Stock, and approximately $25 million in cash.

 The acquisition has been accounted for as a purchase and the results of operation of BVT since the date of acquisition are included in the consolidated financial statements. The excess of the purchase price over the book value acquired of $39,451,159 is being amortized over 40 years using the straight line method. The allocation of purchase price is in accordance with Statement of Financial Accounting Standards No. 71 " Accounting for Certain Types of Regulation." This practice differs from the requirements of Accounting Principles Board No. 16 "Business Combinations" which requires adjusting assets and liabilities to their fair values and which is applicable for nonregulated entities.

  On May 1, 1997, the Company acquired all of the outstanding shares of Infocore, Inc. (INF), a telecommunications company based in King of Prussia, Pennsylvania. The Company issued 199,923 shares of common stock to Infocore, Inc. Shareholders as consideration for all outstanding shares of Infocore, Inc. Stock.

 The acquisition has been accounted for as a purchase and the results of operations of INF since that date are included in the consolidated financial statements. The excess of the purchase price over the book value acquired of $2,722,155 is being amortized over 36 months using the straight line method.

NOTE 4: OTHER
 Certain items of the September 30, 1996 consolidated financial statements have been restated to conform to the September 30, 1997 financial statements. There was no impact on net income.

  Inventories, at average cost, are primarily material and supplies used to provide service.







CONESTOGA ENTERPRISES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE QUARTERLY INCOME STATEMENTS


RESULTS OF OPERATIONS
   Net income during the first nine months of 1997 was $7,422,759, a 21.3% increase over the net income of the same period of 1996. The consolidated financial statements of the Company and its subsidiaries for the period include net incomes as follows:

       Local Exchange Carriers          $ 5,801,519
       Parent Company and Others*       $ 1,621,240
        *Including various subsidiaries that provide long distance, paging, and personal communication services, sell and lease of telecommunications equipment and design and install telecommunications systems.

 The net income for the third quarter includes a gain of $1.8 million on the sale of the Company's interest in the Lancaster Area Cellular Enterprises
(LACE), a joint venture that provides cellular telephone services in the Harrisburg, Lancaster and York metropolitan areas.

Operating Revenues
  Operating revenues through the third quarter of 1997 were $41,809,585, a 37.0% increase over the same period of 1996. Operating revenues were
$15,871,168 during the third quarter of 1997, a 15.4% increase over the second quarter of 1997, and a 29.2% increase over the third quarter of 1996.

 The increased operating revenues through the third quarter of 1997 resulted primarily from the acquisitions of Buffalo Valley Telephone Company (BVT) effective May 31, 1996 and Infocore, Inc. (INF) effective May 1, 1997 and the inclusion of their operating revenues in the Company's consolidated revenues.

 The increases in operating revenues by category were as follows:


                                   Increase/(Decrease)         %

       Local Service                    $ 1,488,753          28.0%

       Access Service                   $ 4,410,045          31.9%
       Long Distance Service            $   608,607           9.2%
       Nonregulated Sales
       and Lease                        $ 4,635,923         111.0%
       Miscellaneous (net of
       uncollectible)                   $   153,477          25.2%

CONESTOGA ENTERPRISES, INC.
  Local service revenues include regulated revenues of Conestoga Telephone Company (CTT), BVT, and Conestoga Mobile Systems (CMS), all three of which achieved increases in local service revenues during the first three quarters of 1997. Combined local service revenues were 2.8% higher in the third quarter than in the second quarter of 1997 and 9.6% higher than in the third quarter of 1996.

  The increase in local service revenues directly reflects the increase in the number of access lines. 3,138 additional access lines were placed in service by the three companies during the first three quarters of 1997 with the result that as of September 30, 1997, the Company had a total of 75,404 access lines in service, comprised of 50,411 in CTT, 5,174 in CMS, and 19,819 in BVT. The rate of increase in the number of access lines through the third quarter of 1997 set a record for CTT. Much of the increase was due to the installation of residential second lines and the increased demand for custom calling service features.

 The Company's total access revenues in the third quarter of 1997 were $6,505,797, 11.2% higher than during the third quarter of 1996. CTT's access service revenues continued to grow during the third quarter due to an increase in excess of 20% in interlata minutes of use through the network compared to the same period in 1996. CTT's access service revenues through the third quarter of 1997 totaled $12,539,761, a 7.8% increase over its access service revenues during the same period of 1996; and BVT's access service revenues through the third quarter of 1997 totaled $5,687,197, a 14.2% increase over its access service revenues during the same period of 1996.

  Long distance service revenues include CTT's and BVT's intralata toll revenues and Conestoga Communications, Inc's. (CCI) (formally Northern Communications, Inc.) resale of long distance service revenues and, commencing on August 1, 1997, CCI's long distance service revenues. On August 1, 1997, CCI commenced providing long distance services directly to its customers. During the first three quarters of 1997, BVT contributed $1,325,082 in long distance service revenues, compared to its contribution of $631,456 during the same period of 1996. Long distance revenues of the Company were about the same during the third quarter of 1997 when compared to the second quarter.

  Nonregulated Sales and Lease Revenues include CTT's, BVT's sale and lease of telephone equipment and directory advertising, CMS's sale and lease of pager and cellular equipment, and INF's equipment sales and other services. CTT's and CMS's nonregulated sales and lease revenues decreased during the first three quarters of 1997, from the first three quarters of 1996. During the first three quarters of 1997, BVT contributed $2,423,947 in nonregulated revenues compared to its contribution of $ 851,204 in the same period of 1996. INF

CONESTOGA ENTERPRISES, INC.
contributed $3.0 million of nonregulated revenues during the last two months of the second quarter and the entire third quarter. Nonregulated revenues during the third quarter of 1997 were 52.8% higher than during the second quarter of 1997, primarily as a result of the acquisition of INF.

  Miscellaneous revenues include CTT's and BVT's billing and collection revenues. CTT's miscellaneous revenues were similar during the first three quarters of 1997 and 1996. The increase in the consolidated miscellaneous revenues was caused by the acquisition of BVT, which contributed $162,090 during the period. During the third quarter of 1997, miscellaneous revenues fell by .9% compared with the second quarter of 1997.

Operating Expenses

  Operating Expenses were $30,342,272 through the third quarter of 1997, an increase of 50.0% over the first three quarters of 1996. During the third quarter of 1997, operating expenses increased 15.4% over the second quarter of 1997, and 48.8% over the third quarter of 1996.

  The increase in operating expenses through the third quarter of 1997 primarily reflects the acquisitions of BVT and INF and the goodwill amortization resulting therefrom. The increases are comprised of the following:

                                Increase/(Decrease)            %
       Plant Operations              $ 1,178,315            29.8%
       Depreciation and
       Amortization                  $ 2,029,304            39.4%
       Customer Operations           $ 1,128,079            21.7%
       Corporate Operations          $   856,473            37.9%
       Nonregulated Sales and
       Lease                         $ 4,562,569           183.4%
       Operating Taxes               $   353,581            30.0%

 Plant operations expenses include regulated expenses of CTT, BVT, and CMS. CTT's plant operations expenses through the third quarter of 1997 increased over the same period of 1996, partially due to a digital switch software upgrade costing $450,000 during the second quarter. The acquisition of BVT added $1.5 million to plant operations expenses, including a digital switch software upgrade costing $265,000 during the second quarter of 1997. For the most part, digital switch software upgrades are annual expenses. During the third quarter of 1997, plant operations expense decreased 21.2% when compared with the second quarter of 1997, due to the software additions mentioned above.

 Depreciation and amortization expenses include charges from CTT, CMS, BVT,

CONESTOGA ENTERPRISES, INC.
and INF. CTT and BVT experienced normal increases in depreciation expenses through the third quarter of 1997 compared with the same period of 1996. The acquisition of BVT added $1.7 million in depreciation expense and $723,000 in goodwill amortization expense for 1997. During the two months of the second quarter that INF was a subsidiary of the Company and the third quarter of 1997, INF added depreciation and amortization expenses of $433,229, of which $378,076 was goodwill amortization. Depreciation and amortization expenses were 4.5% higher during the third quarter of 1997 than the second quarter of 1997.

 Customer operations expenses, which include expenses of CTT, BVT, and CMS, increased 21.7% through the third quarter of 1997 compared with the same period of 1996. BVT's customer operations expenses increased $224,413, a 15.8% increase over the same period of 1996, due to one time charges for set up costs of a new billing system. CTT's expenses were about even with the same period of 1996. Customer operations expenses during the third quarter were about even with the second quarter of 1997.

  Corporate operations expenses through the third quarter of 1997 increased 37.9% over the same period of 1996, due to changes in the expense allocations of certain operating officers of the Company and the addition of a Vice President Regulatory and External Affairs during the second quarter of 1996. BVT's corporate operations expenses were $701,932 for the period. Corporate operations expenses increased 24.3% during the third quarter of 1997 compared with the second quarter of 1997.

 Nonregulated sale and lease expenses, including expenses for CTT, BVT, CMS, and INF, were $4,562,569 higher through the third quarter of 1997 compared with the same period of 1996. The increase is primarily due to the acquisitions of BVT and INF, which accounted for $2,324,364 and $2,696,537, respectively, in nonregulated expenses of the Company through the third quarter of 1997.

  Taxes, other than income, increased 30.0% through the third quarter of 1997 compared with the same period of 1996, due to the acquisitions of BVT and INF. Operating taxes increased 13.3% during the third quarter of 1997 compared with the second quarter of 1997.

Other Income (Deductions), Net
 Interest expense, including expenses of CTT, CEI, and BVT, through the third quarter of 1997 increased by $815,101 when compared with the same period of 1996. The interest expense for the period reflects the additional long term debt financing required for the acquisition of BVT.

CONESTOGA ENTERPRISES, INC.
  On June 1, 1997, BVT, using internally generated funds, paid off the balance of $1,404,000 of funded debt in the form of long-term notes issued May, 1978, with annual interest of 8.5%.

   On January 31, 1997, CTT borrowed $5.0 million, from a local bank, the terms of which require quarterly interest and principal payments through May, 2002 with interest at the rate of 6.89% per annum. The funds were used to pay off existing more expensive debt of CTT.

   On September 5, 1997, a subsidiary of the Company sold the Company's 10% partnership interest in LACE, a joint venture which provides cellular service in the Harrisburg, Lancaster and York metropolitan areas, for $2,779,456. The gain on the sale of $1.8 million is included in the consolidated income of the Company. The Company disposed of this minority interest to provide funds for the build out of its Personal Communications Service (PCS) network which will become operational during 1998.

  The earnings of LACE during 1997 through the date of the sale, included in the consolidated financial statements, were $158,277 compared with $168,591 for the same period of 1996.

  The before tax earnings of the Company's interest in Berks Reading Area Cellular Enterprises (BRACE) were $1,018,800 through the third quarter of 1997, which ia an increase of 41.2% over its earnings during the same period of 1996.

  CTT's interest in Penteledata Limited Partnership I, which primarily provides access to the Internet, recorded a before tax loss of $152,690 through the third quarter of 1997.

Minority Interest
  The minority interest recorded during the first two quarters of 1997 reflects Infocore, Inc.'s 40% interest in net loss of CWC during the first four months before the acquisition.

Income Taxes
  Income taxes for the first three quarters of 1997 were $6.0 million, an increase of 32.0% over the same period of 1996. When comparing the third quarter of 1997 with the second quarter of 1997, income taxes increased 61.7%, due in part to the one time gain on the sale of LACE.

Financial Condition
  The cash and cash equivalents for the first nine months of the current year increased by $6,320,204, part of which is the result of the sale of LACE.
The net

CONESTOGA ENTERPRISES, INC.
cash provided by operating activities increased by 49% to $14.3 million, compared with $9.6 million for the first nine months of 1996. As of September 30, 1997, the Company had available lines of credit with two regional banks totaling $15 million.

  Capital expenditures through the third quarter were financed primarily by internally generated funds. No outside short term borrowing was required during the first three quarters of 1997.

  Management believes that, except for the development and construction of the Personal Communications Services (PCS) network, the cash provided from operations will be sufficient to fund current capital projects. The development and construction of the PCS infrastructure, which is likely to cost as much as $30 million by December 31, 1998, will necessitate additional long term debt or capital in late 1997 or early 1998. The Company's cash flow is greater than net income for financial reporting purposes as a result of the amortization of goodwill from the acquisitions of BVT and INF as expense deductions for financial reporting purposes without actual cash outlays therefor. The annual amortization of the goodwill of BVT and INF will be approximately $1,871,500.

  The $22 million of Senior Notes are unsecured but impose certain financial covenants upon the Company, including, but not limited to, restrictions upon types of investments, the amount of dividends paid and the incurrance of additional debt by the Company and its subsidiaries. The Company is currently in compliance with all loan covenants.

  The holders of the preferred stock may convert it into common stock at any time and may redeem it after May 31, 1998, at $65 per share. The Company believes that internally generated cash flow, along with existing lines of credit, will be adequate to fund any cash requirements for the redemption of preferred stock.

  On June 1, 1997, the Company retired $1.4 million 8.5% promissory notes which were due on June 1, 1998, without premium, using internally generated funds.

  As of September 30, 1997, the Company's debt (including the CEI $3.42 Series A Preferred Stock) to equity ratio was 36% debt to 64% equity.

Other
  PCS SERVICE; During the first quarter of 1997 CWC was a successful bidder in the Federal Communication Commission (FCC) Personal Communication Services
(PCS) radio spectrum D, E, and F Block Auction in four basic trading areas, covering nine counties in Pennsylvania and a population of 840,000. The licenses were granted during the second quarter of 1997. CWC has selected the

CONESTOGA ENTERPRISES, INC.
equipment which it will use to operate the wireless system and the system is currently under construction. The PCS network will require significant investment of capital which could be funded by additional debt, or equity, or a combination of the two. The Company believes that it has adequate debt capacity to finance any capital requirements for the PCS project build out.

 Since the Company will be investing up to $30 million in 1997 and 1998 in PCS and will not begin operations until approximately the second quarter of 1998, the impact on 1998's financial statements will be significant. Interest expense and depreciation expense will both increase substantially while CWC will just be building its customer base. The Company anticipates that the start up of CWC will negatively impact earnings for the next several years until CWC builds its customers base. PCS is a capital intensive, long term investment on the part of the Company and the Company believes that its low cost to acquire the FCC licenses and its expertise in telephony will allow it to compete effectively in the PCS marketplace. A decision on the financing should be finalized during the fourth quarter of 1997.

PENNSYLVANIA REGULATORY DEVELOPMENTS;
  There were significant events in the state regulatory arena. On May 23, 1996, the Pennsylvania Public Utility Commission (Pa. P.U.C.) issued an order which requires new local telephone companies that wish to provide telephone service in areas that are currently served by rural telephone companies to commit to serving the entire territory served by the rural telephone company. Since CTT and BVT are both classified as rural telephone companies in the Telecommunications Act of 1996 (TA 96), this means that new competitors will not be able to "cherry pick" our best customers. This order was designed to promote fair and equal competition in rural areas. In addition, in order to further address the issue of local competition, in September, 1997, CTT and BVT filed a petition with the Pa. P.U.C. seeking a suspension of the local interconnection requirements of TA96. The requested suspension would preclude non-facilities based competition in the CTT and BVT franchise areas for an initial period of two years with the possibility of three one year extensions. A favorable ruling is expected in the near future.

  In January of 1997, the Pa. P.U.C. issued an order addressing universal service. In response to this order, several petitions for reconsideration were filed by interested parties. The PUC responded to those petitions in July, 1997. The response was generally favorable to incumbent LEC's and efforts are currently focused on coordinating the Pa. PUC's plan with the FCC's Universal Service Order issued in May, 1997. In addition, the Pa. P.U.C. has initiated a generic investigation in the area of access reform. This process began with comments from interested parties filed in June, 1997. Final orders in these proceedings are expected in late 1997 or early 1998.

  Due the changes described above, it is not anticipated that local competition

 CONESTOGA ENTERPRISES, INC.
will have a significant impact on CEI in the near future. Beginning in January, 1998, CTT and BVT will face heightened competition for the companies' short-haul toll traffic due to the introduction of intraLATA toll equal access. Some lost market share is expected, however, the companies will receive access charges from competitors to partially offset lost toll revenues.

  Competition will also create opportunities for CEI in markets that were heretofore closed to CEI in a monopoly telecommunications environment. In August of 1997, Conestoga Communications filed with the Pa. P.U.C. for authority to provide competitive local exchange service in parts of the state served by non-rural LECs. A favorable ruling is expected in the near term and negotiations with Bell Atlantic of Pennsylvania regarding a local interconnection agreement are nearing completion. It is expected that Conestoga Communications will be positioned to offer competitive local service in first quarter 1998.


Forward-Looking Statements
  Management's Discussion and Analysis of Results of Operations and Financial Conditions relating to Liquidity and Capital Commitments, and other statements relating to anticipated growth, anticipated sources of funding for continuing operating activities and construction expenditures (see . . . above) constitute "forward-looking statements" as defined in the Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties which could cause actual results or outcome to differ materially from those expressed in forward-looking statements. The projections made herein are expressed in good faith and believed by the Company to have a reasonable basis, but there can be no assurance that actual outcomes or results will not differ materially from the expected outcomes or results described herein. Important factors that could cause actual results to differ materially from the forward-looking statements identified in this paragraph are discussed in the above-reference sections and accompany such forward-looking statements.

CONESTOGA ENTERPRISES, INC.

ITEM 4
        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     NONE



PART II. OTHER INFORMATION

     Item 6 (b) EXHIBITS AND REPORTS ON FORM 8-K

                              NONE





                   CONESTOGA ENTERPRISES, INC.







                                     SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CONESTOGA ENTERPRISES, INC.




 Date      November 15, 1997                     /s/ John R Bentz
          _______________               _________________________________
                                                  John R. Bentz
                                                       President



  Date      November 15, 1997                    /s/ Albert H Kramer
         _________________               ________________________________
                                                    Albert H. Kramer
                                                   Executive Vice President