Form 10-K
period 1997-12-31
CONESTOGA ENTERPRISES INC
filed 1998-03-31
CIK 854727

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997  Commission File Number 0-24064



CONESTOGA ENTERPRISES, INC.

a Pennsylvania Corporation                  Employer IRS No. 23-2565087

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

Indicate the number of shares outstanding of each of the issuers' classes of Common Stock, as of the close of the period covered by this report.

          Class                       Outstanding at December 31, 1997

     Common Stock, $5.00 par value                     4,699,765

The aggregate market value of the voting stock held by non-affiliates on February 27, 1998, was $139,694,970. The stock of the Company is traded on NASDAQ National Market (ticker symbol "CENI"). Therefore, the price is based on the most recent price at which the Company's stock has been traded.

     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 2, 1998, are incorporated by reference into Part III of this report.

                               PART I

ITEM 1.  BUSINESS

          Conestoga Enterprises, Inc. (CEI, or the Company) is a Pennsylvania corporation that is doing business as a holding company owning all of the
outstanding shares of the following operating companies:   Conestoga Telephone
and Telegraph Company (CTT); Buffalo Valley Telephone Company  (BVT);
Conestoga Communications, Inc. (CC); Conestoga Mobile Systems, Inc. (CMS); Conestoga Wireless Company (CWC); and Infocore Inc. (INF). CEI's subsidiaries also own a 70% partnership interest in the Berks and Reading Area Cellular Enterprises Limited Partnership (BRACE); until August, 1997 a 10 % interest in the Lancaster Area Cellular Enterprises (LACE); and an 11.85% interest in the PenTeleData Limited Partnership I.

          CTT and BVT are independent local exchange carriers, which furnish communication services, mainly local and toll telephone service in their respective service areas. CTT serves an area of approximately 300 square miles which includes parts of the counties of Berks, Chester, Lancaster, and Montgomery, in the Commonwealth of Pennsylvania. BVT serves an area of approximately 275 square miles in Union and Northumberland Counties in the Commonwealth of Pennsylvania. Both Companies services' are distributed through their telephone exchanges and systems of overhead and underground wire and cables. CTT's and BVT's entire telephone systems are digitally equipped. The population of CTT's service area is estimated to be 121,000, with an average annual growth rate of .76%. The population of BVT's service area is estimated to be 36,700, with an average annual growth rate of .45%.

          CTT was incorporated on August 20, 1902 and the original BVT, on September 13, 1904. CEI acquired BVT on May 31, 1996. Both are incorporated under the laws of the Commonwealth of Pennsylvania. They are subject to the jurisdiction of the Pennsylvania Public Utility Commission (PUC), which franchised and established their geographical service areas. Within their areas, at the present time, they are not in competition with any other company in providing local exchange telephone service. They are subject to the jurisdiction of the Federal Communications Commission (FCC) with respect to interstate services.

          CEI acquired INF on April 30, 1997, pursuant to an Agreement and Plan of Merger in which 199,923 common shares of CEI were exchanged for all of the outstanding common shares of INF. INF is a diversified telecommunications service company founded in 1981, which designs, installs and maintains telephone and computer systems and resells local exchange and toll services.

     CWC was formed on March 17, 1995 as a Limited Liability Company owned 60% by CEI and 40% by INF. The limited liability company was merged into a corporation by the same name on January 1, 1998. CEI now owns 100% of the outstanding shares of CWC, the corporation. CWC holds licenses to provide personal communication services in the Eastern and Central Pennsylvania regions.

      Northern Communications, Inc. (NCI) was organized in March 1981 as a non-regulated commercial enterprise operated for the resale of long distance
service.   During 1997, NCI's name was changed to Conestoga Communications,Inc.
(CC) and CC began operations as a full-service interexchange carrier.

    BRACE owns a 39% limited partnership interest in the Reading SMSA Limited Partnership. The latter provides cellular telephone service in the Reading metropolitan area. As of December 31, 1997, CEI's investment in BRACE is
$2,850,589.   BRACE has in turn invested $4,056,583 in the Reading SMSA
Limited Partnership.

     PenTeleData Limited Partnership I provides data transmission and interconnection services, including Internet services. As of December 31, 1997, CEI's net investment in PenTeleData was $128,266.

     CEI sold its interest in LACE in August, 1997. LACE is a limited partner in the Susquehana Cellular Communications Limited Partnership, which provides cellular telephone service in the Harrisburg, Lancaster and York metropolitan areas.

     CMS is engaged in the business of providing radio paging services in the Eastern and Central Pennsylvania regions.

     CEI's earnings for 1997 were impacted by several events as follows:

         1. BVT was included in the consolidated financial reporting for the entire year, compared to seven months in 1996.

         2. INF was included in its consolidated financial reports during the second third and fourth quarters of 1997.

         3. During the third quarter of 1997 the Company sold its 10% minority partnership interest in LACE for $2.8 million, realizing a before tax gain of $1.9 million.

     Percentages of the Company's consolidated operating revenue in local, long distance, nonregulated, and other services are shown on the following table:

ITEM 1.  BUSINESS (Continued)
                    1997      1996      1995      1994      1993
Local*               16%       17%       18%       18%       19%
Long Distance
 and Access          61%       67%       67%       68%       67%
Sales and Lease**    22%       14%       13%       12%       11%
Other***              1%        2%        2%        2%        3%
                    100%      100%      100%      100%      100%

       * CTT and BVT bill for local service on a flat rate basis.

      ** Includes revenues from CTT and BVT for their nonregulated business, (sales and lease of equipment and directory advertising), CMS nonregulated business (sale and lease of pager and cellular equipment and wide area pager service)and INF (sale, lease and maintain telecommunications equipment).

     *** Includes rent revenues, billing and collection revenues, and uncollectible revenues.

       The local, long distance and access services' gross revenues, which are regulated by the Pa. Public Utility Commission and the Federal Communications Commission, contribute a greater percentage to net income than the more competitive nonregulated sale and lease gross revenues.

     On December 31, 1997, the Company had 76,421 access lines in service, of which 22,000 served business customers, as set forth in the following table:

                            ACCESS LINES BY COMPANY
              YEAR
               END         CTT                 CMS              BVT
              12/31        TOTAL              TOTAL           TOTAL
              1993        45,359              1,190
              1994*       44,176              4,138
              1995        45,696              4,716
              1996        48,133              5,047           19,086
              1997        51,015              5,282           20,124

                     *  Paging Access Lines transferred to CMS

       CTT had a total of 132 employees as of December 31, 1997, 83 of which were covered by one collective bargaining agreement. BVT had a total of 58 employees, and INF had a total of 53, none of which are covered by a bargaining agreement.

ITEM 2. PROPERTIES
      CTT, BVT and CMS are engaged in the business of furnishing communication service. Their properties do not lend themselves to description by character and location of principal unit because their plant is widely distributed in their service territories.


ITEM 2.  PROPERTIES ( Continued)
     As of December 31, 1997 investment in telephone plant in service by CTT and BVT consisted of the following categories and approximate percentages:

       A.   Digital Switching equipment   34%;

       B. Land and buildings (occupied principally by digital switching equipment) 4%;

       C. Connecting lines not on subscribers' premises (a majority of which are on or under public highways, streets, and alleys, and the remainder on or under private property) 55%;

       D.   General purpose computers  2%;

       E. Motor vehicles, other work equipment and furniture and office equipment 5%.

      As of December 31, 1997, CMS's investment in plant in service consisted of the following categories and approximate percentages:

       A.    Land, Buildings, and Towers   21%

       B.    Transmitters and terminal equipment   39%;

       C.    Customer premise equipment   34%;

       D.    Computers and other plant   6%.

     CTT and BVT own most of their occupied buildings as well as most of the land on which the buildings are located. Several of the remote switching center buildings are located on leased properties. CTT and BVT are leasing some office space for their customer service and marketing departments.

     INF has fixed assets consisting of vehicles and furniture and fixtures. INF leases office space for its operations.

     Standard practices prevailing in the telephone industry are followed by both CTT and BVT in the construction and maintenance of their plant and facilities. Both consider their plant and facilities are, as a whole, to be in sound physical and operating condition. Modernization of plant and facilities is very important in the telecommunications industry. CTT and BVT together added 5.0 miles of fiber optic cable during 1997 and at the end of 1997 had 439 miles of fiber optic cable in service. Software additions to both of their digital switches are added each year in order to fulfill the demand for enhanced service through the digital network.

ITEM 3.  LEGAL PROCEEDINGS

      As of December 31, 1997, there was no litigation that was material, as defined in Regulation S-K Item 103, pending against the Company and its subsidiaries.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There was nothing submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) CEI's Common Stock is trading on the NASDAQ National Market under the Ticker Symbol "CENI". The high and low sales prices for each quarter of 1997 and 1996 are listed below.


                 1997                          High              Low
              4th Quarter                    $30.00            $28.00
              3rd Quarter                    $29.00            $25.25
              2nd Quarter                    $26.75            $23.75
              1st Quarter                    $26.75            $23.375

                 1996                          High              Low
              4th Quarter                    $24.75           $22.875
              3rd Quarter                    $24.50           $22.875
              2nd Quarter                    $28.75           $24.00
              1st Quarter                    $29.00           $27.50

          (b)  Approximate Number of Equity Security Holders.
                                              Approximate Number of
                                              Record Holders (as of
                          Title of Class         December 31, 1997)

                          Common Stock               1,890 (1)

                          Preferred Stock               64 (1)

      (1) Included in the number of stockholders of record are shares held in "nominee"or "street" name.

           (c)  Dividends

        Payments of common stock dividends will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Company. During the years 1996 and 1997, the total cash dividend paid each year by the Company was $1.20 and $1.21 per share respectively.
Dividends were paid quarterly throughout the years. Under the most restrictive covenants of the Company's debt agreement, $18,700,000 of the consolidated retained earnings is available for payment of cash dividends in 1998.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (continued)
        During the second quarter of 1996 the Company issued Series A Convertible Preferred Stock. Cumulative dividends of $3.42 per share per
annum are paid semi-annually.   During 1996 and 1997 the total cash dividend
paid per share was $1.71 and $3.42 per share respectively.

ITEM 6.  SELECTED FINANCIAL DATA

                        1997        1996       1995       1994       1993

Selected Income Statement Data:

Operating Revenue  $56,184,525 $42,898,943 $32,552,703 $31,702,785 $30,077,940
Net Income           9,314,023   8,505,814   6,530,858   6,293,983    6,135,813
Basic Earnings per
     Common Share*       $1.87       $1.91       $1.70       $1.64       $1.60
Diluted Earnings per
     Common Share*       $1.87       $1.90       $1.70       $1.64       $1.60
Cash Dividends declared
per Common Share*        $1.21       $1.20       $1.20       $1.11       $1.10
                      *adjusted for 5% stock dividend February, 1995

 Selected Balance Sheet Data:

Net Plant          $70,572,862 $62,934,147 $46,140,262 $45,599,261 $44,989,591
Total Assets       129,289,883 119,851,818  58,594,725  55,799,116  53,231,772
Long-term Debt
  Less Current
    Maturities      23,250,000  27,218,000   4,645,000   5,035,000   5,425,000
Minority Interest in
     Subsidiary *          0       400,198     253,367           0           0
Stockholders' Equity 71,551,962 63,073,516  42,088,955  39,908,356  37,649,118

                                * Conestoga Wireless Company

When comparing 1997 and 1996 with 1995 and before, many of the variances are a direct result of the merger with BVT effective June, 1996 and INF effective April, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      1997 marked a year in which we achieved solid financial results while continuing to position the Company for entry into new markets and strengthen our competitiveness in existing markets. Our results were driven by strong market demand and solid operating performance in our network and related markets. We reported net income of $9.314 million or $1.87 per common share in 1997, compared to net income of $8.506 million or $1.91 per common share in 1996, and $6.531 million or $1.70 per common share in 1995.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)
     Our results for 1997 and 1996 were significantly impacted by the acquisitions of BVT in June, 1996 and INF in April, 1997. Our substantial increase in revenues and expenses was caused in large part by the inclusion of the operations of BVT and INF in our consolidated financial statement. The slight decline in earnings per common share can be attributed in large part to two factors: (1) the additional common shares issued in connection with the acquisitions of INF and BVT; and (2) the amortization of goodwill associated with these acquisitions. Our results for 1998 and the near future will be significantly impacted by the development, construction and commencement of operations of our Personal Communications Services (PCS) network, which is discussed under the heading PCS.

          The following table sets forth for the periods indicated (a) percentages which certain items reflected in the financial data bear to total revenues and (b) the percentage increase of such items as compared to the indicated prior period.

                    Relationship to Total Revenues     Period to Period
                                                       Increase (Decrease)
                       Year Ended December 31              Years Ended


                         1997    1996    1995     1997-96      1996-95
Local Service Revenues   16.2%   17.3%   17.7%     22.9%         28.4%
Long Distance and
   Access Revenues       60.8%   66.8%   66.9%     19.1%         31.6%
Equipment Sale & Lease   21.5%   13.9%   13.1%    102.1%         40.1%
Other Revenues            1.5%    2.0%    2.3%      0.4%         15.3%
                        100.0%  100.0%  100.0%     31.0%         31.8%

Operating Expenses       72.3%   67.2%   67.5%     40.9%         31.3%

Operating Income         27.7%   32.8%   32.5%     10.6%         32.9%

Other Income (Net)        2.7%     .5%    1.0%    533.9%        (25.1%)
Income Taxes             13.9%   13.6%   13.4%     33.0%        33 .3%
Minority Interest          0 %     .1%     0 %    (81.1%)       278.6%

Net Income               16.5%   19.8%   20.1%      9.5%         30.2%
RESULTS OF OPERATIONS

Operating Revenues

      Operating revenues increased 31.0% during 1997 when compared with 1996, a direct result of the merger of BVT during the second quarter of 1996, and the merger of INF during the second quarter of 1997. BVT provided $15.1 million in operating revenues for 1997 compared with $7.9 million during the seven month period included in the consolidated revenues for 1996. INF added $4.9 million for the eight month period of 1997. During the 1995-97 period operating revenues increased 72.6%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)
      Local Service Revenues, which are regulated by the Pennsylvania Public Utility Commission (PUC) are generated by the local exchange carriers, CTT and BVT, as well as CMS. In 1997 such revenues were $9.1 million, an increase of
22.9% when compared with 1996.   The inclusion of BVT for the full year 1997
added $2.5 million in local service revenue, and accounted for 70.8% of the
increase when compared with 1996.   Both CTT and BVT had very strong growth
in access lines during 1997.

      The Company's access lines in service increased 4,155 or 5.7% during 1997. The total access lines in service as of December 31, 1997 was 76,421. CTT had 51,015, BVT had 20,124, and CMS had 5,282. The Company has experienced substantial increases in residential customers installing more than one access line to their residences during the past two years. With the continued interest in the Internet, the Company anticipates this trend will
continue in the near future.   Therefore the growth of access lines should
continue.

     Access Service Revenues increased 24.2% during 1997, and for the 1995-97 period increased 76.7%. Access service revenues are earned from long distance carriers for their use of our local exchange facilities in providing long distance services to their customers and from end-user subscribers. The inclusion of BVT for the full year 1997 provided $7.5 million of access revenue during 1997, and provided 75% of the increase when compared with 1996. The Company's total access minutes of use on the network increased 8.2% during 1997 when compared with 1996. During 1996 CTT recorded a prior period access billing adjustment, which added about $275,000 in access revenue for 1996. The Company anticipates that access rates will decline when local competition becomes more widespread, and could have a significant impact on operating revenues in the future.

      Long Distance Service Revenues, which include regulated CTT and BVT intralata toll revenue, as well as CC long distance revenues, increased 7.9% during 1997 when compared with 1996, and for the 1995-97 period increased 25.7%. The inclusion of BVT for the full year 1997 provided $1.8 million of long distance revenue during 1997 , and provided 85% of the increase. With the enactment of the Telecommunications Act of 1996, and subsequent enactment provision by the PUC, requiring intralata toll competition by January 1, 1998, long distance toll service will become very competitive with the potential for loss of customer base and revenue. In order to retain our customer base and reap some of the benefits from competition, during 1997 CC became a full service interexchange provider offering long distance service within the franchised territories as well as outside the territories .

     Equipment Sales and Lease Revenues include (1) CTT and BVT sale and lease of telephone equipment and directory advertising revenues, (2) CMS sale and lease of pager and cellular equipment and local and wide area reseller operations, and (3) INF sale of telecommunication equipment and service.
During 1997 these revenues increased 102.1% and for the 1995-97 period increased 183.1%. The inclusion of BVT for the full year 1997 provided $3.2 million of equipment and lease revenues during 1997, and INF provided
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)

 another $4.5 million. Together they accounted for the increase in equipment sale and lease revenues. Modest growth was experienced by all entities during 1997.

      Other Revenues, which include CTT and BVT revenues for rents and billing and collection, and uncollectible accounts for all entities, were relatively
even with 1996.   Other revenue increased 15.7% during 1995-97 period.
Billing and collection revenues from both local exchange carriers are non growth items due to an interexchange carrier taking back certain billing and collection functions previously performed by both. Other Revenues in general
are a non growth part of the company's revenue stream.   Uncollectible
revenues were about .6% of total operating revenues for 1997 compared with .4% for 1996.

Operating Expenses

    Operating Expenses increased 40.9% during 1997 when compared with 1996, a direct result of the acquisition of BVT during the second quarter of 1996, and the merger of INF during the second quarter of 1997. The inclusion of BVT for the full year 1997 added $11.5 million in operating expenses for 1997 compared with $5.6 million during the seven month period included in the consolidated
expenses for 1996.   INF added $5.2 million for the eight month period of 1997.
During the 1995-97 period operating expenses increased 85.0%. Plant operations expense were $7.9 million an increase of 37.8% when compared with 1996 and for the 1995-97 period increased 78.5%. Plant operations expense included charges from most of the subsidiaries and include outside plant expenses, local exchange carriers digital switching expenses, engineering and other related administrative expenses. The increase is a direct result of the acquisition of BVT and INF. The demand for enhanced services required software additions to the digital switches of both CTT and BVT. This software amounted to $809 thousand and was expensed for financial statement purposes.

       Depreciation and Amortization Expenses, for 1997 increased 31.6% over 1996 and for the 1995-97 period increased 90.8%. This increase is due to the acquisitions of BVT and INF and the goodwill amortization from each. Goodwill amortization expense for 1997 was $1.6 million, compared to $567 thousand for 1996. Goodwill represents the cost in excess of net assets associated with the acquisitions, and for BVT is being amortized over forty years and for INF over three years. Depreciation expense for 1997 computed by the straight-line method was $8.2 million and equates to a 7.08% effective composite rate, consistent with the two previous years.

    Customer Operations Expense, which includes charges from all of the subsidiaries, increased 22.3% during 1997 and increased 40.7% over the 1995-97 period. Customer Operations Expense consists of customer services for ordering and billing, as well as marketing and advertising expenses. The acquisitions of BVT and INF added $1.2 million of customer operations expense during 1997, which accounted for 70.1% of the increase.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)
      Corporate Operations Expense, which includes all of the subsidiaries, increased 38.3% during 1997 when compared with 1996, and increased during the 1995-97 period 109.0%. The acquisitions of BVT and INF added about $634 thousand to corporate operation charges during 1997, which is 51.3% of the total increase. Corporate operations expenses include charges for professional services such as legal and accounting, as well as regulatory, executive, and insurance expenses. The Company did experience some additional charges during 1997 for the development of PCS.

     Labor sensitive operating expenses increased as a result of the three year contract negotiated with the union during 1996. Effective May 10, 1996, the first year of the contract, wage rates increased 3.1%. Effective May 10, 1997 the second year of the contract, wage rates increased 3.4%.

      Equipment Sales and Lease Expenses, which include charges from CTT, BVT, CMS, and INF, increased 126.2% during 1997, and during the 1995-97 period increased 202.4%. The acquisitions of BVT and INF added about $4.2 Million in equipment expenses during 1997, when compared with 1996, which made up all of the increase.

      Taxes other than income taxes increased 13.0% during 1997 when compared with 1996, and during the 1995-97 period increased 42.5%. The increase is primarily due to the inclusion of BVT for the full year 1997.

Other Income/Expense (net)

     Interest expense increased 13.0% during 1997 when compared with 1996 a
result of the acquisition of  BVT.   During the 1995-97 period interest expense
increased 42.5%. External financing in the amount of $22,000,000 was required to provide most of the cash needed for the BVT acquisition. There was some interim financing required during 1996 against the Company's lines of credit but none required during 1997. No balances remained at the end of 1997 or 1996. In February, 1997 CTT obtained a $5.0 million unsecured term loan at an interest rate of 6.89% through a local bank in order to refinance its two 10-year unsecured term loans which carried interest rates at prime with ceilings of 8.5% and 8.4%. In June, 1997 BVT retired its debt of $1.4 million at an interest rate of 8.5%, without early payment penalty.

        During 1997, the Company held a 70% partnership interest in the BRACE partnership which in turn owns a 39% limited partnership interest in the Reading SMSA Limited Partnership providing cellular telephone service in the Reading metropolitan area. During the first eight months of 1997 the Company held a 10% minority partnership interest in the LACE partnership, which in turn owns an 18.4% limited partnership interest in the Susquehanna Cellular Communications Limited Partnership providing cellular telephone service in the Harrisburg, Lancaster, York metropolitan areas. In September the Company sold its interest in LACE for $2.8 million and realized a pretax gain of $1.9 million. The Company, through CTT, holds an 11.85% interest in PenTeleData which provides local
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued) access to the Internet. The pre-tax income from the Company's interests in these ventures of $1.3 million increased 7.1% in 1997 when compared with 1996 and for the 1995-97 period increased 103.8%. The Company decided to sell its interest in LACE because PCS service will be in direct competition with cellular services and the Company is making substantial capital investments in building its PCS network through its 100% owned subsidiary, CWC.

Income Taxes

   Income taxes increased 33.0% during 1997 when compared with 1996, and during the two year period of 1995-97 increased 77.3%. This increase is due to the increase in income before income taxes, which for the two periods increased 19.4% and 56.7% respectively. The acquisitions and the gain on the sale of the partnership interest affected both periods. The federal and state income tax rates over the period remained unchanged.

Minority Interest

The minority interest recorded during 1997 and 1996 reflects INF's 40% interest in the net loss of CWC prior to CEI's acquisition of INF.

Net Income
    Net Income for 1997 increased 9.5% when compared with 1996, and can be attributed to increased undistributed profits from the partnerships and the gain on the sale of the partnership interest, as well as excellent growth in
access lines and minutes of use on the networks.   Net income for 1997 was
negatively impacted by the start up costs of CWC and the goodwill amortization associated with the acquisition of BVT and INF, which together were about $1.9 million. For the 1995-97 period net income increased 42.6%. It is expected that net income will be negatively impacted for the near future due to the PCS start up costs as well as the goodwill amortization.

Accounting for the Effects of Certain Types of Regulation ("SFAS 71"):

The Company follows the accounting statement which recognizes the economic effect of rate regulation by recording costs and a return on investment as such amounts are recovered through regulatory authorized rates. As of December 31, 1997, the Company had no regulated assets but had regulated liabilities which total $1.1 million. The Company currently expects to follow the accounting prescribed by SFAS 71 in the foreseeable future, but if the Company discontinued this practice, the effects of writing off any regulatory assets and liabilities would not be material to operations of the Company.

Liquidity and Capital Commitments:
 Current Operations: The Company had commitments of $5.3 million at December 31, 1997. They include purchases of equipment and materials to continue to upgrade its telecommunications plant base, as well as equipment and materials to build the PCS network. The projected capital budget requirements for 1998 of approximately $28.9 million, except for the PCS network build out requirements, will be financed through
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)
 internally generated funds.

      A bank line of credit for $5 million was available during 1997, at an interest rate at one percent above the Federal Reserve Open Market Committee Target Federal Funds Rate. The interest rates applicable on December 31, 1997 and 1996 were 5.5% and 8.25% (the bank's prime rate), respectively.

     A second line of credit was available during 1997 from another bank for $10 million with interest at one percent below the bank's prime rate or .35
percent above the bank's overnight base rate.   The prime rate applicable at
December 31, 1997 and 1996 was 8.5% and 8.25%, respectively. The overnight base interest rate on December 31, 1997 and 1996 was 6.75% and 7.0% respectively . The line of credit was not utilized during 1997 but
was used several times during 1996 to cover expenses.   There was no balance
outstanding on December 31, 1997, or 1996.

       Substantial amounts of additional capital will be needed to build-out the PCS network. In February, 1998 the Company borrowed $21.0 million at an interest rate of 6.22%. Interest will be paid quarterly starting in May, 1998 with principal payments due in quarterly installments starting May, 2001 through May, 2008. The capital requirement over the next five years, for CWC to build out its entire PCS network, could exceed $40 million. Additional financing of the project could come from (1) internal sources, (2) long term debt, (3) common stock issue, or a combination of the three.

   The Company has continued to invest in the future of the telecommunications industry through the ownership of the publicly traded stock of other telecommunication companies. During 1997 the Company's total investment in these publicly traded stock increased due to unrealized appreciation of such stock. The current market value of such investment is $2.3 million. Management views this investment as a source of future liquidity, and during February, 1998 did liquidate some of them.

       The Board of Directors at its monthly meeting on September 24, 1996 authorized the repurchase of up to one hundred thousand shares of CEI common stock on the open market or in negotiated transactions through June 30, 1997. The maximum price which was to be offered at any time was $24.00 per common share depending on market conditions and other factors. As of June 30, 1997, the close of the offer, there were 91,273 common shares purchased back at an average price of $23.632 per share. Some of these shares held in the treasury were reissued throughout the year through the dividend reinvestment plan and the employee stock purchase plan. The total shares remaining as of December 31, 1997 were 75,536.

     Management believes that the current working capital is adequate to meet the immediate operating requirements, and that the currently available credit facilities are adequate to provide short term financing for unforeseen requirements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)
 Personal Communication Services (PCS):

     CWC was a successful  bidder in the Federal Communications Commission
(FCC) auctions for Personal Communication Services ("PCS") radio spectrum in the D, E, and F blocks. PCS is a wireless communications service based on lower power and a higher frequency bandwidth than cellular service. PCS is anticipated to be more reliable, of better quality and less expensive for the customer, than cellular. The Basic Trading Areas in which CWC was the successful bidder are Reading, Pottsville, Sunbury, and Williamsport, Pa. These territories cover nine counties in Pennsylvania with an estimated population of 900,000.

    Management views participation in PCS as being an important part of its future business. PCS is expected to be a reliable, convenient and inexpensive vehicle for providing mobile telephone service. It will provide the Company with an opportunity to expand the business into neighboring territories while maintaining the Company's current customer base.

   Management has negotiated with equipment vendors to acquire and install the PCS network equipment and towers. Purchase orders have been generated and construction has begun. The development of the PCS network is subject to risks and delays associated with the design, and construction of the wireless system. The Company must be able to successfully negotiate leases of sites for location of equipment , which could require zoning or regulatory approvals. Delays in acquiring these approvals could adversely affect the timing of the build-out of the network.

     The capital requirements to build-out the Company's entire PCS network could exceed $40 million over the next five years. The Company's PCS system will not commence business until Spring, 1998. The Company has projected PCS operating losses for the near future. The capital cost of the PCS system, the depreciation expense of the PCS assets, and the projected PCS operating losses will significantly impact the Company's earnings.

Effects of Substantial Indebtedness and Preferred Stock on Future Operations:

     At December 31, 1997, the Company had approximately $26.0 million of long term debt outstanding and approximately $12.8 million of redeemable preferred stock, compared to approximately $71.6 million of common equity.
This resulted in a ratio of 35% debt and preferred stock to 65% equity. At December 31, 1996 the ratio was 40% debt to 60% equity. This decrease in debt is a result reduction of debt of CTT and BVT using internally generated funds. Including the additional debt incurred in February, 1998 the end of year 1997 ratio would have been 46% debt to 54% equity. It is anticipated that with the building of the PCS infrastructure the Company will issue additional amounts of debt and/or capital.

  Although a higher level of debt and preferred stock is not unusual in the telecommunications industry, the additional debt and preferred stock may have important consequences on the Company's future operations, including (i) the Company will incur
 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)
  additional interest expense, and significant principal repayment obligations,
(ii) the Company will be subject to significant unscheduled preferred stock redemption obligations because the preferred shares issued in the acquisition of BVT may be "put" by the holders thereof beginning in 1998; (iii) the Company's increased leverage may make it more vulnerable to economic downturns and reduce its flexibility in responding to changing business and economic conditions; and (iv) payment of dividends on the Company's common shares may be restricted by the level of financial resources needed to service the Company's additional debt and preferred stock.

Regulated Industry:

      CTT and BVT are subject to a rate making process regulated by the Pennsylvania Public Utility Commission (PUC) called "rate of return
regulation".   An amendment to the Pennsylvania Public Utility Act passed in 1993, provides for streamlined rate regulation and a method for determining rates other than the rate of return regulation and procedures. This new regulation referred to as Chapter 30, provides a price stability mechanism in which a telephone company's annual revenues from non-competitive services may be permitted to change in line with the gross domestic product price index, minus a productivity offset, with no limitation on earnings by the regulated company. In order for the Company to avail itself of the procedures permitted by Chapter 30, CTT and BVT must commit to providing universal broadband services by 2015. Both Companies plan to file a Chapter 30 Plan in 1998.

      The telecommunications industry continues to undergo fundamental changes, which may have a significant impact on financial performance. The Federal Telecommunications Act of 1996, creates a regulatory environment that encourages competition. As rural companies, CTT and BVT are exempt from many of the most onerous aspects of competition, unless prospective competitors can pass a public interest standard and agree to offer service throughout the telephone companies' territories. In addition, the Companies currently have pending before the Pa. P.U.C., a petition that would significantly strengthen the aforementioned competitive position. A favorable ruling on the petition is expected during the first quarter of 1998.

     Management believes that competition will bring many new opportunities for the local exchange companies. Management is endeavoring to position the Company to take advantage of these opportunities as they arise, and remains optimistic about the future. In this regard, during 1997 CC received approval from the Pa. P.U.C. to provide 1+ long distance service. In addition in February, 1998, CC received Pa. P.U.C. approval to provide competitive local exchange service in the franchise territories of Bell Atlantic of Pa. and GTE.


Year 2000 Potential Problems:

    The Company is heavily dependent on computer systems and utilizes a significant number of software programs and operating systems throughout the organization. To the
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)
 extent the software applications are unable to interpret the calendar year 2000, some level of modification or replacement of these applications will be necessary. The Company is also very dependent on vendor compliance and will require them to represent that their systems are year 2000 compliant.

    The Company has appointed a task force to assess the scope of the risk and to bring its applications into compliance. This will include utilizing outside organizations to complete the project. The Company is currently unable to make a reasonable estimate of the costs associated with its year 2000 compliance. Accordingly, no assurance can be given that any or all of the Company's or third party systems are or will be Year 2000 compliant or that the costs required to address the year 2000 issue or that the impact of the Company's failure to achieve substantial year 2000 compliance will not have a material adverse effect on the Company's business, financial condition or results of operations.

Forward-Looking Statements:

    Managements' Discussion and Analysis of Financial Conditions and Results of Operations relating to Operating Revenues, Other Income/Expense, Liquidity and Capital Commitments, PCS, Effects of Substantial Indebtedness and Preferred Stock on Future Operations and Regulated Industry, Year 2000 Potential Problems and other statements relating to anticipated growth, anticipated sources of funding for continuing and future operating activities and construction expenditures (see. . . above) constitute "forward-looking statements" as defined in the Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in forward-looking statements. The projections made herein are expressed in good faith and believed by the Company to have a reasonable basis, but there can be no assurance that actual outcomes or results will not differ materially from the expected outcomes or results described herein. Important factors that could cause actual results to differ materially from the forward-looking statements identified in this paragraph are discussed in the above-referenced sections and accompany such forward-looking statements.
ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Not Applicable

          PART II

Item 8.  Financial Statements and
Supplementary Data
INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Conestoga Enterprises, Inc.
Birdsboro, Pennsylvania


      We have audited the accompanying consolidated balance sheets of Conestoga Enterprises, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conestoga Enterprises, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




BEARD AND COMPANY, INC.




Reading, Pennsylvania
January 17, 1998









CONESTOGA ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares And Per Share Data)

December 31,                                         1997       1996

ASSETS

CURRENT ASSETS
Cash and cash equivalents                        $   2,517    $   1,957
Accounts receivable, including unbilled revenue      6,895        6,889
Inventories, at average cost                         1,104          867
Prepaid expenses                                       214          206

Total current assets                                10,730        9,919

INVESTMENTS AND OTHER ASSETS
Cost in excess of net assets of business acquired,
less amortization 1997 $ 2,144; 1996 $ 567          39,506       38,337
Investments in partnerships                          2,979        3,377
Investments in equity securities                     2,308        1,622
Prepaid pension costs                                2,423        2,149
Other                                                  772        1,514

                                                    47,988       46,999

PLANT
In service                                         126,337      123,137
Under construction                                  10,778          557
                                                   137,115      123,694
Less accumulated depreciation                       66,543       60,760

                                                    70,572       62,934






                                                 $ 129,290    $ 119,852

See Notes to Consolidated Financial Statements.


December 31,                                        1997       1996
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt             $   3,000    $     831
Accounts payable                                     4,858        2,770
Accrued expenses:
Payroll and vacation pay                             1,070          856
Taxes                                                  667            -
Other                                                  860          308

Total current liabilities                           10,455        4,765

LONG-TERM LIABILITIES
Long-term debt, less current maturities             23,250       27,218
Accrued postretirement cost                            749          597
Other                                                  987          834

                                                    24,986       28,649

DEFERRED INCOME TAXES                                9,516       10,185

COMMITMENTS

MINORITY INTEREST IN SUBSIDIARY                          -           400

REDEEMABLE PREFERRED STOCK, par value $ 65 per share;
authorized 900,000 shares; issued and outstanding
196,618 shares; $ 3.42 cumulative dividends          12,780       12,780

COMMON STOCKHOLDERS' EQUITY
Common stock, par value $ 5 per share; authorized
  10,000,000 shares; issued 1997 4,775,301 shares;
  1996 4,568,500 shares                              23,876       22,842
Additional paid-in capital                           24,742       20,420
Retained earnings                                    23,958       20,864
Net unrealized appreciation on marketable equity
securities                                              762          316
Less cost of treasury stock 1997 75,536 shares;
1996 58,400 shares                                   (1,785)      (1,369)

                                                     71,553       63,073

                                                 $  129,290    $ 119,852
CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

Three Years Ended December 31,              1997      1996      1995

Operating revenues:
Local service                            $  9,112   $  7,417  $  5,775
Access service                             24,498     19,719    14,104
Long distance service                       9,642      8,938     7,673
Equipment sales and lease                  12,087      5,982     4,270
Other                                         846        843       731

                                           56,185     42,899    32,553
Operating expenses:
Plant operations                            7,926      5,751     4,440
Depreciation and amortization               9,806      7,450     5,139
Customer operations                         9,106      7,446     6,471
Corporate operations                        4,467      3,231     2,137
Equipment sales and lease                   7,448      3,293     2,463
Taxes other than income                     1,880      1,664     1,319

                                           40,633     28,835    21,969

Operating income                           15,552     14,064    10,584
Other income (expense), net:
Interest expense                           (2,017)    (1,297)     (428)
Income from unconsolidated
                  partnership interests     1,345      1,256       660
Gain on sale of unconsolidated partnership
interest                                    1,890          -         -
Other, net                                    316        283        91

                                            1,534        242       323

Income before income taxes                 17,086     14,306    10,907

Income taxes                                7,782      5,853     4,390

Income before minority interest             9,304      8,453     6,517
Minority interest in net loss of subsidiary    10         53        14

Net income                               $  9,314   $  8,506    $6,531

Basic earnings per share                 $   1.87   $   1.91    $  1.70

Diluted earnings per share               $   1.87   $    1.90   $  1.70

See Notes to Consolidated Financial Statements.
CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
(In Thousands, Except Shares And Per Share Data)
Three Years Ended December 31, 1997, 1996 and 1995
                                                               Common
                                                    Additional Stock
                                      Common Stock    Paid-In  Dividend
                                    Shares   Amount   Capital  Distributable

Balance, December 31, 1994        3,665,967  $18,329   $   950  $  4,734
Net income                               -        -         -         -
Common stock dividends
($ 1.20 per share)                       -        -         -         -
Distribution of 5% stock dividend   182,955      915      3,819    (4,734)
Net change in unrealized appreciation
on marketable equity securities, net
of taxes                                 -         -         -         -
Balance, December 31, 1995         3,848,922   19,244     4,769        -
Net income                               -         -         -         -
Common stock dividends
($ 1.20 per share)                       -         -         -         -
Preferred stock dividends                -         -         -         -
Common stock issued for business
acquired                             719,578     3,598    15,651       -
Purchase of common stock for the
treasury                                 -         -         -         -
Net change in unrealized appreciation
on marketable equity securities, net
of taxes                                 -         -         -         -
Balance, December 31, 1996         4,568,500     22,842   20,420       -
Net income                               -         -         -         -
Common stock dividends
($ 1.21 per share)                       -         -         -         -
Preferred stock dividends                -         -         -         -
Issuance of stock under employee
stock purchase plan                      -         -          10       -
Issuance of stock under dividend
reinvestment plan                      6,878         34       189      -
Common stock issued for business
acquired                             199,923      1,000     4,123      -
Purchase of common stock for the
treasury                                  -         -         -        -
Net change in unrealized appreciation
on marketable equity securities, net
of taxes                                  -         -         -        -

Balance, December 31, 1997         4,775,301    $23,876    $24,742  $  -
See Notes to Consolidated Financial Statements.
             Net
             Unrealized
             Appreciation
             On Marketable
    Retained Equity         Treasury Stock
    Earnings Securities   Shares   Amount        Total

   $ 15,815  $      80        -   $    -      $   39,908
      6,531          -        -        -           6,531

     (4,619)         -        -        -          (4,619)
         -           -        -        -              -


         -         268        -        -             268

     17,727        348        -        -           42,088
      8,506          -        -        -            8,506

     (5,033)         -        -        -           (5,033)
       (336)         -        -        -             (336)

         -           -        -        -           19,249

         -           -    (58,400)   (1,369)       (1,369)


         -         (32)       -        -              (32)

      20,864       316    (58,400)   (1,369)       63,073
       9,314         -        -        -            9,314

      (5,548)        -        -        -           (5,548)
        (672)        -        -        -             (672)

          -          -      3,531        83            93

          -          -     12,206       289           512

          -          -         -         -          5,123

          -          -    (32,873)     (788)         (788)


          -         446        -         -            446

    $ 23,958      $ 762   (75,536)   $1,785)   $   71,553

CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

Three Years Ended December 31,               1997      1996     1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                               $  9,314   $ 8,506  $  6,531
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization            10,376     7,938     5,495
             Income from unconsolidated
             partnership interests          (1,345)   (1,256)     (660)
   Gain on sale of unconsolidated
   partnership interest                     (1,890)        -        -
   Gain on sale of nonregulated property      (181)        -        -
   Minority interest in loss of subsidiary     (10)      (53)      (14)
     Change in assets and liabilities, net of
        effects from acquisition of business:
      (Increase) decrease in:
          Accounts receivable                 1,000     (406)     (149)
          Materials and supplies                (71)     377        20
          Prepaid expenses                       15      497       (43)
          Prepaid pension costs                (274)    (165)     (329)
          Other assets                          315     (560)     (654)
      Increase (decrease) in:
          Accounts payable                     (890)  (1,529)      114
          Accrued expenses and other current
          liabilities                         1,151      (36)     (431)
          Other liabilities                     306      405       170
          Deferred income taxes                (389)    (338)      219

      Net cash provided by
                   operating activities      17,427   13,380     10,269

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of plant, net of removal costs
   and salvage from retirements             (14,424)  (7,354)    (6,036)
 Proceeds on sale of nonregulated property      734       -          -
   Capital investments in unconsolidated
     partnership interests                     (237)      -        (320)
          Capital distributions from unconsolidated
   partnership interests                      1,091      432         92
 Proceeds from sale of unconsolidated
   partnership interest                       2,779       -          -
 Proceeds from surrender of life insurance
   policies                                     427       -          -
 Acquisition of business, net of cash and
     cash equivalents acquired                  965   (19,744)        -

        Net cash used in investing activities(8,665)  (26,666)   (6,264)

CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In Thousands)

Three Years Ended December 31,              1997      1996      1995

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term borrowings      $ 5,000   $ 22,000  $     -
 Principal payments on long-term debt     (6,799)      (390)     (390)
 Borrowings on line of credit                  -        900     2,000
 Principal payments on line of credit          -     (1,400)   (1,500)
 Proceeds from issuance of stock under the
   employee stock purchase plan               93          -         -
 Proceeds from issuance of stock under
 the dividend reinvestment plan              512          -         -
 Common and preferred dividends paid      (6,220)     (5,369)   (4,619)
 Purchase of common stock for the treasury  (788)     (1,369)       -
 Minority interest investment in subsidiary    -         200       268

 Net cash provided by (used in)financing
  activities                               (8,202)    14,572    (4,241)

        Increase (decrease) in cash and
           cash equivalents                   56       1,286      (236)

Cash and cash equivalents:
 Beginning                                 1,957         671       907

 Ending                                  $ 2,517   $   1,957    $  671
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION
     Cash payments for:
        Interest                         $ 1,980   $   1,297    $  428

        Income taxes                     $ 7,544   $   6,066    $4,284

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
   Acquisition of business:
      Working capital acquired, net of cash and
      cash equivalents 1997 $ 967;
      1996 $ 5,459                       $   314   $     977    $    -
      Plant and other assets acquired      1,098      16,924         -
      Cost in excess of net
              assets acquired              2,746      38,904         -
      Long-term liabilities assumed            -      (5,033)        -
      Redeemable preferred stock issued        -     (12,780)        -
      Common stock issued                 (5,123)    (19,248)        -
                                         $  (965)   $ 19,744    $    -
See Notes to Consolidated Financial Statements.
CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1
SIGNIFICANT ACCOUNTING POLICIES

   Principles of consolidation and nature of operations:
   The consolidated financial statements include the accounts of Conestoga Enterprises, Inc. (CEI) and its subsidiaries. CEI's wholly-owned operating subsidiaries
     CONESTOGA ENTERPRISES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     1
     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) include:

       The Conestoga Telephone and Telegraph Company (CTT) and Buffalo Valley Telephone Company (BVT), which are independent local exchange carriers providing both regulated and nonregulated communication services.

       Conestoga Communications, Inc. (CC), which provides long distance services.

       Conestoga Mobile Systems, Inc. (CMS), which provides paging communication services.

       Conestoga Wireless Company (CWC), which is currently constructing facilities to provide personal communication services (PCS) in selected markets throughout eastern and central Pennsylvania.

       Infocore, Inc. (INF), which provides communication consulting services including the design and installation of communication systems.

  The Companies are collectively referred to herein as the Company. All significant intercompany transactions have been eliminated in consolidation.

  The Company operates predominately in the communications and related services industry providing services to customers in eastern and central Pennsylvania.

  The Company's local exchange carriers are subject to rate regulation by the Federal Communications Commission (FCC) and the Pennsylvania Public Utility Commission (PUC) and, accordingly, follow the accounting prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for Certain Types of Regulation".

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

Revenue recognition:
     The Company's revenues are recognized when earned. Access service and long distance service revenues are derived from access charges, toll rates and settlement arrangements. The Company records retroactive settlements as revenues in the year the
CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1
SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) settlements become known in accordance with industry practice.

    Cash and cash equivalents:
       For purposes of reporting the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At times, cash balances exceed
F.D.I.C. limits.

 Cost in excess of net assets of business acquired:
     The excess of the acquisition cost over the net assets of the businesses acquired are being amortized by the straight-line method over 3 to 40 years. Management continually reviews the appropriateness of the carrying value of the excess acquisition cost and the related amortization period.

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

Plant and depreciation:
    Plant is recorded at cost. Depreciation is computed by the straight-line method. Rates used for calculating depreciation are based on the economic useful lives of the assets. The effective composite depreciation rates for the years 1997, 1996 and 1995 were 7.08%, 6.93% and 6.56% respectively.

     Telephone plant:
    Normal renewals and betterments of units of property are charged to plant accounts, while ordinary repairs and replacements of items considered to be less than units of property are charged to plant specific expenses. When telephone plant is replaced or retired, the cost of the plant retired, plus removal costs, less salvage is charged to accumulated depreciation. Accordingly, no gain or loss is recognized in connection with ordinary retirements.

     Other property:
    When other property is retired or otherwise disposed of, the property's cost and accumulated depreciation are removed from the plant accounts and any gain or loss on disposition is recognized in income.


   Income taxes:
     Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the
CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1
SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
 differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

 Employee benefits:
      Pension plans:
      All eligible employees of CTT and BVT are covered under noncontributory defined benefit pension plans. The plans provide benefits based on years of service and employee compensation. The Company's funding policy is to make contributions in compliance with applicable regulations.

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

      Savings plans:
      The Company has contributory savings plans for substantially all employees. The Company contributes matching amounts for participating employees in accordance with the provisions of the plans. The Company contributed approximately $ 312,000, $ 230,000 and $ 200,000 to the plans for 1997, 1996 and 1995 respectively.

      Deferred compensation agreements:
       The Company has deferred compensation agreements with certain officers and employees which provide benefits payable to them upon retirement. The estimated liabilities under the agreements are being accrued over the expected remaining years of employment.





        CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2
PURCHASE ACQUISITIONS
   On May 1, 1997, the Company acquired all of the outstanding shares of Infocore, Inc. (INF), a telecommunications company based in King of Prussia, Pennsylvania. The Company issued 199,923 shares of common stock to INF shareholders as consideration for all outstanding shares of INF stock. The acquisition has been accounted for as a purchase, and the results of operations of INF since that date are included in the consolidated financial statements. The excess of the purchase price over the fair value of net assets acquired of $ 2,746,000 is being amortized over 3 years using the straight-line method.

   On May 31, 1996, the Company acquired all of the outstanding shares of Buffalo Valley Telephone Company (BVT), an independent local exchange carrier providing regulated and nonregulated communication services in central Pennsylvania. The consideration for the stock of BVT totaled approximately
$ 57 million which included 196,618 shares of $ 3.42 Series A Preferred Stock, 719,578 shares of common stock and approximately $ 25 million in cash. The acquisition was accounted for as a purchase, and the results of operations of BVT since the date of acquisition are included in the consolidated financial statements. The excess of the purchase price over the book value of the net assets acquired of approximately $ 39 million is being amortized over 40 years using the straight-line method.

   Unaudited pro forma consolidated results of operations for the years ended December 31, 1996 and 1995 as though BVT has been acquired at the beginning of the respective periods follows (in thousands, except per share amounts):

                                                    1996              1995
                                                          (Unaudited)
     Operating revenues                        $    47,885      $   43,873
     Operating income                               15,373          13,936
     Net income available for common stock           7,801           6,552
     Basic and diluted earnings per share            $1.71           $1.43

   The previous amounts reflect adjustments for amortization of goodwill, interest on debt issued to fund the cash portion of the acquisition and related tax benefits, removal of expenses related to the acquisition, net of taxes and preferred stock dividend requirements.

   Proforma results of operations of the Infocore acquisition have not been presented because the proforma effect of the acquisition was not significant.

   The pro forma consolidated results of operations are provided for comparative purposes only. They are based upon historical information which has been restated to reflect the purchase acquisition and do not necessarily reflect the actual results that would have occurred nor are they necessarily indicative of future results of operations of the combined companies.
  CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3
INVESTMENTS IN EQUITY SECURITIES
   The following is a summary of the Company's investments in equity securities:

                                                 December 31,
                                            1997               1996
                                                 In Thousands


     Marketable equity securities:
     Aggregate cost                       $     1,142      $     1,142
     Gross unrealized appreciation              1,166              480

     Fair value                          $      2,308      $     1,622

   The Company's investments in equity securities are concentrated in the telecommunications industry.

4
INVESTMENTS IN PARTNERSHIPS

     The following is a summary of the Company's investments in partnerships:
                                                         December 31,
                                                     1997           1996
                                                        (In Thousands)
Berks and Reading Area Cellular Enterprises
(BRACE), 70% interest                                 $2,851      $2,555
PenTeleData, 11.85% interest                             128          91
Lancaster Area Cellular Enterprises (LACE),
10% interest                                               -         731
                                                     $ 2,979      $3,377

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

     In September 1997, the Company sold its partnership interest in LACE for $ 2,779,000 and realized a pretax gain of $ 1,890,000 on the sale. LACE is an 18.4% limited partner in the Susquehanna Cellular Communications Limited Partnership, which provides cellular telephone service in the Harrisburg, Lancaster and York metropolitan areas.




CONESTOGA ENTERPRISES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         4
         INVESTMENTS IN PARTNERSHIPS (continued)

     The Company's equity in undistributed net income of the partnerships was approximately $ 1,345,000, $ 1,256,000 and $ 660,000 for 1997, 1996 and 1995
respectively, which includes $ 158,000, $ 222,000 and $ 168,000 respectively from LACE.


5
PLANT

   Plant is carried at cost less accumulated depreciation and consists of the following:

                                         December 31,
                                    1997           1996
                                        (In Thousands)

     Telephone plant:
     In service:
     Land and buildings            $  5,314   $    5,342
     Digital switching equipment     42,260       41,778
     Other equipment                  6,716        6,853
     Outside plant facilities        68,445       65,321
                                    122,735      119,294
     Under construction               1,227          557
                                    123,962      119,851
     Less accumulated depreciation   64,337       58,698

                                     59,625       61,153

     Nonregulated property and equipment:
     Land and buildings                 113          653
     Equipment                        3,489        3,190
                                      3,602        3,843
     Under construction               9,551            -
                                     13,153         3,843
     Less accumulated depreciation    2,206         2,062

                                     10,947         1,781

                                    $70,572       $62,934



CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6
LONG-TERM DEBT, CREDIT ARRANGEMENTS AND SUBSEQUENT EVENT

     Long-term debt is summarized as follows:

                                           December 31,
                                        1997         1996
                                               (In Thousands)

     6.91% Series A Senior Notes,
     interest payable quarterly,
     principal due in annual
     installments of $ 2,000,000
     from 1998 through 2000.           $  6,000     $  6,000
     7.59% Series B Senior Notes,
     interest payable quarterly,
     principal due in annual
     installments of $ 1,454,000
     from 2001 through 2011.             16,000       16,000
     6.89% term loan, interest
     payable quarterly, principal
     due in quarterly installments
     of $ 250,000 through 2002.           4,250        4,645
     8.5% notes                              -         1,404
                                         26,250       28,049
     Less current maturities              3,000          831

                                        $23,250      $27,218

   During 1997, the Company refinanced its $ 4,645,000 promissory notes.
The refinanced notes were classified in the 1996 balance sheet in accordance with the terms of the new agreement.

   The aggregate amounts of maturities of long-term debt for each of the five years subsequent to December 31, 1997 are as follows (in thousands):

                     1998              $3,000
                     1999               3,000
                     2000               3,000
                     2001               2,455
                     2002               1,705

   The Company has an unsecured credit agreement through June 30, 1998 with a bank under which it may borrow up to $ 10,000,000 for working capital or general business purposes in the form of line of credit loans or letters of credit. Interest is payable monthly on advances at the Company's option of either one percent below the bank's prime rate or .35 percent above the bank's overnight base rate. There were no borrowings outstanding on the line of credit at December 31, 1997 and 1996. The prime and overnight base interest rates were 8.5% and 6.75% at December 31, 1997 and 8.25% and 7.00% at December 31, 1996. Issuance fees on letters of credit shall be mutually agreed between the bank and the Company on a case-by-case basis.
  CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6
LONG-TERM DEBT, CREDIT ARRANGEMENTS AND SUBSEQUENT EVENT(CONTINUED)

   The Company also has an unsecured $ 5,000,000 line of credit from a bank available until June 30, 1998 with interest at the Federal Reserve Open Market Committee Target Federal Funds Rate plus one percent. There were no borrowings outstanding on the line of credit at December 31, 1997 and 1996. The interest rate applicable to the line of credit was 5.50% at December 31, 1997. The applicable interest rate on the line of credit during 1996 was the bank's prime rate, which was 8.25% at December 31, 1996.

   The credit agreements contain provisions which, among other things, require maintenance of certain financial ratios and limit the amount of additional indebtedness. The Senior Notes also contain provisions which, among other things, restrict mergers and consolidations, encumbrances and sales of certain assets, redemptions of preferred stock and purchases of restricted investments. Under the most restrictive covenants of the debt agreements, approximately $ 18,700,000 of the consolidated retained earnings is available for payment of cash dividends in 1997.

   On January 15, 1998, the Company signed a commitment letter to issue
$ 21,000,000 of 6.22% Senior Notes. Interest on the notes will be payable quarterly starting in May 1998 with principal due in quarterly installments of $ 750,000 from May 2001 through May 2008. The proceeds from this issuance will be used to finance the construction of the Company's PCS facilities. The closing date for the transaction is expected to be February 11,1998.


7
INCOME TAX MATTERS

   The provision for income taxes for the years ended December 31, 1997, 1996 and 1995 was as follows:
                                       1997      1996      1995
                                             (In Thousands)
  Current:
  Federal                           $  6,251   $ 4,631    $ 3,136
  State                                1,974     1,507      1,035

                                       8,225     6,138      4,171
  Deferred:
  Federal                               (357)     (244)       168
  State                                  (86)      (41)        51

                                        (443)     (285)       219

                                     $ 7,782    $ 5,853   $  4,390
  CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7
INCOME TAX MATTERS (CONTINUED)

   The income tax provision differs from the amount of income tax determined by applying the federal income tax rate to pretax income for the years ended December 31, 1997, 1996 and 1995 due to the following:

                                              1997      1996      1995

 Normal statutory federal income tax rate     35.0%     35.0%     35.0%
 Increase resulting from:
 State income tax, net of federal tax benefit  7.2       6.7       6.5
 Goodwill amortization                         3.2       1.4         -
 Other                                         0.2      (2.2)     (0.7)

                                              45.6%     40.9%     40.8%

   Net deferred tax liabilities consist of the following components as of December 31, 1997 and 1996:

                                               1997        1996
                                                 (In Thousands)
       Deferred tax liabilities:
       Plant, in service                      $9,482       $9,914
       Prepaid pension costs                     942          850
       Investments                               597          330
                                              11,021       11,094
       Deferred tax assets:
       Employee benefits                        (876)        (726)
       Net operating loss carryforwards         (592)           -
       Other                                    (316)        (183)

                                              (1,784)        (909)

       Valuation allowance                       279            -
                                              $9,516      $10,185

  The Company has approximately $ 922,000 of net operating loss carryforwards for federal income tax purposes, which expire between the years 2006 and 2012.

 The Company has approximately $ 2,790,000 of net operating loss carryforwards for state income tax purposes which expire between the years 1998 and 2000. A valuation allowance of $ 279,000 was recorded during 1997 for these state loss carryforwards which will probably expire unutilized.



CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8
DEFINED BENEFIT PENSION PLANS

   The components of the pension cost charged to expense for 1997, 1996 and 1995 consisted of the following:

                                                1997     1996      1995
                                                      (In Thousands)

     Service cost (benefits earned)         $    481     $  420    $ 270
     Interest cost on projected benefit
     obligation                                  960        790      603
     Actual return on plan assets             (3,251)    (1,542)  (2,001)
     Net amortization and deferral             1,817        444    1,299

     Total expense                           $     7     $  112   $  171

   Assumptions used in the determination of pension plan information for 1997, 1996 and 1995 consisted of the following:
                                               1997       1996       1995
     Discount rate                              7.0%       7.5%      7.0%
     Rate of increase in compensation levels    5.0        5.0       5.0
     Expected long-term rate of return on
                      plan assets               8.5        8.5       8.5

   The following table sets forth the plans' funded status as of December 31, 1997 and 1996 and the amount recognized in the accompanying consolidated balance sheets:
                                                        1997        1996
                                                         (In Thousands)
     Actuarial present value of benefit obligations:
     Vested benefits                                   $10,260     $ 8,876

     Accumulated benefits                              $10,299     $ 8,890

     Projected benefits                               $(14,946)   $(12,906)

     Plan assets at fair value                          19,237      16,083
     Plan assets in excess of projected
         benefit obligation                              4,291       3,177
     Unrecognized net (gain) loss                       (1,648)       (573)
     Unrecognized net (asset)                           (1,010)     (1,124)
     Unrecognized prior service cost                       790         669

     Prepaid pension cost                               $2,423      $2,149

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DEFINED BENEFIT PENSION PLANS (CONTINUED)

  Plan assets consist primarily of U.S. Government securities, corporate bonds and common stocks, including CEI's common stock of $ 239,000 and $ 200,000 at December 31, 1997 and 1996 respectively.

9
POSTRETIREMENT BENEFIT PLAN
  The components of the net periodic postretirement benefit cost charged to expense for 1997, 1996 and 1995 consisted of the following:
                                                 1997      1996       1995
                                                       (In Thousands)

     Service cost                               $  44    $   38      $  35
     Interest cost on projected benefit
            obligation                             98        92         94
     Net amortization and deferral                 54        56         56

     Total expense                               $196      $ 186       $185


   The following sets forth the plans' funded status reconciled with the amount recognized in the Company's consolidated balance sheets as of December 31, 1997 and 1996:
                                                     1997         1996
                                                       (In Thousands)
        Actuarial present value of accumulated
            postretirement benefit obligations:
     Retirees                                      $  (390)      $ (398)
     Fully eligible active employees                  (531)        (497)
     Other active members                             (516)        (442)
                                                    (1,437)      (1,337)
     Unrecognized transition obligation                844          900
     Unrecognized net (gain)                          (156)        (160)

     Accrued postretirement cost                  $   (749)      $ (597)

   Assumptions used by the Company in the determination of postretirement benefit plan information consisted of the following:

                                                1997     1996       1995

     Projected health care cost trend rate       8.0%     8.5%      9.5%
     Ultimate trend rate                         5.5      6.0       6.0
     Year ultimate trend rate is achieved       2000     2000      2000
     Discount rate                               7.0%     7.5%      7.0%

  CONESTOGA ENTERPRISES, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  POSTRETIREMENT BENEFIT PLAN (CONTINUED)

  Increasing the assumed health care cost trend rates by one percentage point in each year will increase the accumulated postretirement benefit obligation as of December 31, 1997 by approximately $ 213,000 and the aggregate service and interest cost components of net periodic postretirement benefit cost for 1997 by approximately $ 25,000.

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

11
COMMON STOCK AND DIVIDEND REINVESTMENT PLAN

  CTT had a Stock Purchase Plan for all employees who met minimum eligibility requirements which provided for the issuance and sale of CEI common stock. The Plan was implemented by a series of offerings. Under the fifth offering of the Plan, participating employees of CTT authorized deductions for a period of two years ended August 31, 1997. The Company issued 3,531 shares under the fifth offering of the Plan. The Plan was terminated in 1997.

  Effective January 1, 1998, CEI established an employee stock purchase plan for eligible employees of CEI and its subsidiaries. Shares of common stock will be purchased monthly by participating employees at a price of 95% of the stock's fair market value, as defined in the Plan document. A maximum of 100,000 shares are authorized for issuance under the Plan.

  On October 26, 1994, the Company declared a 5% common stock dividend,
payable February 28, 1995, to   stockholders of record on January 31, 1995.

  The Company sponsors a Dividend Reinvestment Plan for all shareholders who wish to participate. Participants' dividends will be used to purchase shares of common

   CONESTOGA ENTERPRISES, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   COMMON STOCK AND DIVIDEND REINVESTMENT PLAN (continued)

stock. A participant's purchase price per share will be the fair market value, as defined in the Plan document.

12
EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share:
                                            1997        1996        1995
                                        (In Thousands, Except Per Share Data)
   Numerator:
   Net income                             $ 9,314    $ 8,506     $ 6,531
   Preferred stock dividend                  (672)      (392)          -
   Numerator for basic earnings per share,
   income available to common stockholders  8,642      8,114       6,531
   Effect of dilutive securities, preferred
   stock dividends                            672        392           -
   Numerator for diluted earnings per share,
   income available to common stockholders
   after assumed conversions               $ 9,314    $ 8,506    $ 6,531
   Denominator:
   Denominator for basic earnings per share,
   weighted-average shares                   4,620      4,260      3,849
   Effect of dilutive securities, convertible
   preferred stock                             371        217          -
   Dilutive potential common shares,
   denominator for diluted earnings per
   share, adjusted weighted-average shares and
   assumed conversions                       4,991       4,477      3,849

   Basic earnings per share                 $ 1.87      $ 1.91     $ 1.70

   Diluted earnings per share               $ 1.87      $ 1.90     $ 1.70


13
COMMITMENTS

  At December 31, 1997, the Company had commitments for the purchase of equipment and materials approximating $ 5,339,000.

  The Company leases remote sites and buildings under operating lease agreements which expire between February 1998 and June 2026. Future minimum payments under the leases are (in thousands):


CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     COMMITMENTS (CONTINUED)

                           1998                     $   481
                           1999                         477
                           2000                         348
                           2001                         348
                           2002                         322
                           Thereafter                   449

                                                    $  2,425

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


CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15
QUARTERLY DATA (UNAUDITED)

                              First       Second       Third     Fourth
                                (In Thousands, Except Per Share Data)

  1997
  Operating revenues         $12,189     $13,748      $15,871    $ 4,377
  Operating income             3,762       3,578        4,128      4,084
  Net income                   2,115       1,845        3,462      1,892
  Basic earnings per share      0.43        0.36         0.70       0.37
  Diluted earnings per share    0.43        0.36         0.68       0.37

  1996
  Operating revenues          $8,694     $ 9,535      $12,284    $12,386
  Operating income             3,032       2,937        4,391      3,704
  Net income                   1,921       1,792        2,406      2,387
  Basic earnings per share      0.50        0.42         0.49       0.50
  Diluted earnings per share    0.50        0.42         0.49       0.49

  The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information as to the Directors and Executive Officers of the Company set forth under the Subcaption "Election of Directors " of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 2, 1998 is incorporated by reference into this Report.
ITEM 11.   EXECUTIVE COMPENSATION
  The information as to the Executive Officers' Compensation set forth under the caption "Executive Compensation" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 2, 1998 is incorporated by reference into this Report.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information set forth under the captions "Election of Directors" and " Security Ownership of Management" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 2, 1998 is incorporated by reference into this Report.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  There are no relationships or related transactions as described in Item 404 of Regulation S-K.

CONESTOGA ENTERPRISES, INC.

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)    Financial Statements:

          The following consolidated financial statements of Conestoga Enterprises, Inc. and subsidiaries are included in Part II, Item 8:

          Opinion of Independent Certified Public Accountants

          Consolidated balance sheets - December 31, 1997 and 1996

          Consolidated statements of income - years ended December 31, 1997, 1996 and 1995

          Consolidated statements of stockholders' equity - years ended December 31, 1997, 1996, and 1995

          Consolidated statements of cash flows - years ended December 31, 1997, 1996 and 1995

          Notes to consolidated financial statements

         (a)(2)    Financial Statement Schedules

          All schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

         (a)(3)   Exhibits -

             (10) Material contracts            Attachment 10 E & F
             (12) Statement re: Computation
                   of Ratios                    Attachment 12

             (21) Subsidiaries of the
                   registrant                   Attachment 21 E


        (b)  Reports on Form 8-K

              None filed during the fourth quarter of 1997.
CONESTOGA ENTERPRISES, INC.
INDEX TO EXHIBITS


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

        Material contracts

        (a) Agreement dated January 28, 1987 with
            John R. Bentz, Executive Vice President     68 - 74*

        (b) Agreement dated March 22, 1989 with
            Donald R. Breitenstein, Controller          75 - 81*

        (c) Agreement dated September 1, 1995 with      47 - 51**
            Albert H. Kramer, Vice-President,
            Finance and Administration

        (d) Agreement dated May 29, 1996 with           44 - 50***
            Joseph J. Laffey, Vice-President,
            Regulatory and External Affairs

        (e) Agreement dated April 30, 1997 with         44 - 52
            Harrison H. Clement, Jr., President
            of Infocore, Inc.

        (f) Agreement dated April 30, 1997 with         53 - 61
            Henry M. Stringer, Sr. Vice-President
            of Infocore, Inc.


 Statement re: Computation of Ratios                         62

 Subsidiaries of the registrant                            21 E


        *These exhibits appear in the 1992 10K.
           ** This exhibit appears in the 1995 10K.
            *** This exhibit appears in the 1996 10K.



CONESTOGA ENTERPRISES, INC.
EXIBIT 10 E
                          EMPLOYMENT AGREEMENT


  THIS AGREEMENT is made   April 30, 1997, by and between CI MERGER
CORPORATION (the "Company"), a Pennsylvania corporation, and HARRISON H. CLEMENT, JR. (the "Employee"), of Stafford, Chester County, Pennsylvania.

                               BACKGROUND

  Pursuant to an Agreement and Plan of Merger dated March 14, 1997, by and among Conestoga Enterprises, Inc. ("CEI"), Infocore, Inc. ("Infocore") and the Company, Infocore in the near future will be merged with and into the Company, which will be the surviving corporation. Pursuant to such plan of merger (the "Plan of Merger"), as of the Effective Date of the merger specified therein (the "Effective Date"), the corporate name of the Company will become "Infocore, Inc.". The Employee is currently President and Chief Executive Officer of Infocore and the parties have agreed that he shall be employed by the Company as of the Effective Date under the terms and provisions contained in this Agreement.

                                AGREEMENT

   Therefore, each intending to be legally bound hereby, the parties agree as follows:
   1. Employment and Employment Duties. Under the terms and conditions contained in this Agreement, the Company employs the Employee as President and Chief Executive Officer and the Employee accepts such employment. The Employee's employment duties shall be those specified for the President of the Company in the Company's by-laws and those additional duties, commensurate with such position, assigned by the Board of Directors of the Company (the "Board"). The Employee shall report directly to the Board. The Employee's employment shall be on a full-time basis and he shall not be engaged or employed in other business activities (whether for pecuniary advantage or not) during the term of this Agreement, except that he shall be permitted to serve on the boards of directors of business or charitable organizations, provided such service does not materially affect the performance of his employment duties for the Company. The Employee shall discharge his employment duties in a diligent and conscientious fashion.
   2. Term.  The Employee's employment hereunder shall be for a period of two
(2) years, commencing upon the Effective Date.  Notwithstanding the foregoing:
(i) the Company may terminate the Employee's employment at any time (A) upon fifteen (15) days prior written notice for any reason or for no reason, or (B) without prior notice for cause (as defined below); and CONESTOGA ENTERPRISES, INC.
EXIBIT 10 e (CONTINUED)
(ii) the Employee may terminate the Employee's employment at any time without prior notice for any reason or for no reason. For purposes of this Agreement, the Employee's employment shall be deemed to have been terminated for cause in the event the Company terminates it as a result of:
    (a)the Employee's breach of his confidentiality obligations specified in
       Section 5;
    (b)the willful failure or refusal by the Employee to perform any of his material employment duties or his material obligations under this Agreement which shall not have ceased or been corrected within fifteen
      (15) days following a written warning from the Company; or
    (c)the commission of any act or the failure to act by the Employee which constitutes a crime or offense involving money or other property of any of the CEI Companies (as defined in Section 5) or which constitutes a felony in the jurisdiction involved.
   3. Severance Compensation.
     3.1General Rule. Unless the provisions of Section 3.2 apply, in the event of the termination of the Employee's employment by the Company other than for cause prior to the expiration of the two (2) year term referred to in Section 2, the Company shall be obligated to pay to the Employee, within fifteen (15) days after the date of termination, an amount equal to the greater of: (i) fifty percent (50%) of the Employee's annual salary determined as of the date of termination of employment, or (ii) the aggregate salary otherwise payable to the Employee for the balance of the two (2) year term referred to in Section 2, determined as of the date of termination of employment.
     3.2Change of Control. If, during the term of this Agreement,the Employee's employment with the Company is terminated within ninety (90) days of the date of a change of control (as defined below), either by the Employee or by the Company other than for cause, the Company shall pay to the Employee, within fifteen (15) days of the date of termination of employment, an amount equal to the greater of: (i) the amount payable to the Employee as determined by the application of the provisions of
       Section 3.1, or (ii) one and one-half (1.5) times the Employee's annual salary, determined as of the date of termination of employment.
       The Company shall be obligated to make such payment in lieu of, and not in addition to, the Company's payment obligations under Section 3.1. For purposes of this Agreement, a change of control shall be deemed to have occurred in the event of: (i) the acquisition, directly or indirectly, by any person or entity, or persons or entities acting in concert, whether by purchase, merger, consolidation or otherwise, of voting power over that number of voting shares of the capital stock of either the Company or CEI which, when combined with the existing voting power of such persons or entities, would enable them to cast fifty percent (50%) or more of the votes which all shareholders of the Company or CEI, respectively, would be entitled to cast in the election of directors of either the Company or CEI, or (ii) the sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company to a transferee other than CEI or a company or entity of which a
CONESTOGA ENTERPRISES, INC.
EXIBIT 10 E (CONTINUED)
       controlling interest is owned by CONESTOGA ENTERPRISES, INC.
     3.3 Termination for Cause. In the event of the termination of the Employee's employment at any time by the Company for cause, the Company shall have no obligation to pay the Employee any sums following the termination of his employment.
   4. Compensation. As compensation for the performance of his employment duties, during the term hereof the Company shall pay or provide to the Employee the following:
    (a)A salary in the annual amount of One Hundred Two Thousand
Dollars ($102,000), payable in accordance with the Company's normal payroll practices in effect from time to time. The Employee's salary shall be reviewed by the Board at the same time and in the same manner as is customary for the employees of CEI and its subsidiaries and may be increased, in the sole discretion of the Board, based upon the Employee's satisfactory performance of his employment duties.
     (b)The provision of those fringe benefits which were provided to the Employee in his position as President and CEO of Infocore as of the Effective Date under plans or insurance policies maintained by the Company from time to time, but in no event having benefits less than comparable to those of Infocore. Such fringe benefits include four (4) weeks paid vacation, personal use of a Company automobile, medical health and disability insurance coverage, inclusion in the Company's 401(k) profit sharing plan and its officers'profit sharing plan, and reimbursement of business expenses under policies similar to those in effect with Infocore.
      (c)Maintenance of a life insurance policy insuring the Employee's life with a death benefit of Three Hundred Fifty Thousand Dollars ($350,000.00) payable to the beneficiary or beneficiaries designated by the Employee.
   5. Confidentiality. The Employee acknowledges that he has had, and in fulfilling his duties under this Agreement he will have, access to confidential information regarding the business and financial affairs of the Company, CEI, and/or the other subsidiaries of CEI (collectively, the "CEI Companies"). The Employee hereby agrees to hold all such information in the strictest confidence, to discuss such information only with authorized personnel of the CEI Companies, and, except as required by law or compelled by legal process, to refrain from disclosing such information to any other party, both during the term of this Agreement and after the termination hereof. The provisions of this
Section 5 shall not apply to information which is or becomes generally available to or known by the public other than as a result of disclosure by the Employee.
   6. Covenant Not to Compete. The Employee agrees that, in order to protect the legitimate interests and property rights of the Employer, for a period of one (1) year after the termination of the Employee's employment with the Company (regardless of the reason for the termination), the Employee shall not:
(a)Engage, directly or indirectly, either as owner, partner, agent, employee, consultant, member, or shareholder, or otherwise operate, control, join or participate in, lend money to, or be connected with any CONESTOGA ENTERPRISES, INC.
EXIBIT 10 e (CONTINUED)
commercial enterprise or business which is engaged within the Territory (as defined below) in any facet of the wireless telecommunications business carried on by any of the CEI Companies as of the date of termination of the Employee's employment; (b)Approach, solicit, contact, or otherwise establish a business relationship with any customer of any of the CEI Companies or any prospective customer of any of the CEI Companies with whom any of such companies has had significant contact on or before the date of termination of the Employee's employment, for a purpose related to the business carried on by any of the CEI Companies as of the date of termination of the Employee's employment; (c)Assist any other person, partnership, corporation, limited liability company, or other entity in the pursuit of the activities from which the Employee is prohibited in engaging under the provisions of Subsections (a) and (b) above; or (d)
Induce by active solicitation any present or future employees or agents of the Company or the other CEI Companies to directly or indirectly engage in any competitive business or to terminate their employment with any of the CEI Companies. For purposes of this Agreement, the term "Territory" shall mean those geographical areas encompassed by the Reading, Pottsville, Sunbury, and Williamsport Basic Trading Areas, as defined by the Federal Communications Commission for the issuance of personal communication services licenses.
Nothing contained in this Section 6 shall prohibit the Employee from: (i) investing in and owning securities issued by any publicly-held company which are traded on any recognized securities exchange or in the over-the-counter market; or (ii) accepting employment, after termination of his employment with the Company, with a customer of the Company which is not a significant customer.
   7. Equitable Relief. The Employee recognizes and agrees that, in the event of a breach or threatened breach of his covenants and obligations contained in
Section 5 and/or Section 6 of this Agreement, the Company will suffer irreparable harm and damage, that such harm and damage may be extremely difficult or impossible to quantify, and that therefore the Company shall be entitled to injunctive relief. Nothing contained herein, however, shall be construed as precluding the Company from pursuing any other remedies available to it for such breach or threatened breach, including the recovery of damages at law.
    8. Restrictions Excessive. In the event the restrictions imposed by the covenant contained in Section 6 are deemed by any court having jurisdiction to be unreasonable or otherwise unenforceable by reason of their duration, territory or the scope of the activities prohibited, it is agreed by the parties that such court may construe and enforce this Agreement by reducing the time period, territory, or scope of activities to an extent which such court deems to be reasonable and enforceable.
    9. Severability. If any provision or provisions of this Agreement shall be deemed to contravene or be invalid under the laws of any

CONESTOGA ENTERPRISES, INC.
EXIBIT 10 E (CONTINUED)
jurisdiction where this Agreement is in force, the parties agree that such contravention or invalidity shall not invalidate the entire Agreement, but it shall be construed as not containing the particular provision or provisions held to be invalid and the rights and obligations of the parties shall be construed and enforced accordingly.
   10.Miscellaneous. (a)This Agreement shall be construed, interpreted and enforced in accordance with the laws (but not the law of conflict of laws) of the Commonwealth of Pennsylvania. (b)This Agreement and its provisions shall be binding upon and inure to the benefit of the respective legal representatives, successors, heirs, and permitted assigns of the parties. The Employee shall not assign any of his rights nor delegate any of his duties under this Agreement without the prior written consent of the Company. (c)This Agreement constitutes the entire Agreement between the parties and supersedes all prior negotiations, understandings and agreements of any nature whatsoever, whether oral or written, with respect to the subject matter hereof. No amendment, waiver or discharge of any provision of this Agreement shall be effective against any party, unless that party shall have consented thereto in writing. (d)The headings to the sections of this Agreement are inserted only for convenience of reference and are not intended, nor shall they be construed, to modify, define, limit or expand the intent of the parties as expressed in this Agreement.
    IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first above written.


WITNESS:                                     CI MERGER CORPORATION
\s\ Gregory R Young                          By:   \s\ John R Bentz
                                                        President

\s\ David Antzis                          \s\ Harrison H Clement, Jr. (SEAL)
                                               Harrison H. Clement, Jr.


   INTENDING TO BE LEGALLY BOUND HEREBY, CONESTOGA ENTERPRISES, INC. hereby guarantees the performance of all of the obligations of and payment of all sums due from CI Merger Corporation under the foregoing Employment Agreement.


                                          CONESTOGA ENTERPRISES, INC.
                                          By: \s\ John R Bentz
                                            President



CONESTOGA ENTERPRISES, INC.
EXIBIT 10 F

 EMPLOYMENT AGREEMENT


    THIS AGREEMENT is made   APRIL 30, 1997, by and between CI MERGER
CORPORATION (the "Company"), a Pennsylvania corporation, and HENRY M. STRINGER (the "Employee"), of Berwyn, Chester County, Pennsylvania.

                               BACKGROUND

    Pursuant to an Agreement and Plan of Merger dated March 14, 1997, by and among Conestoga Enterprises, Inc. ("CEI"), Infocore, Inc. ("Infocore") and the Company, Infocore in the near future will be merged with and into the Company, which will be the surviving corporation. Pursuant to such plan of merger (the "Plan of Merger"), as of the Effective Date of the merger specified therein (the "Effective Date"), the corporate name of the Company will become "Infocore, Inc.". The Employee is currently Senior Vice President of Infocore and the parties have agreed that he shall be employed by the Company as of the Effective Date under the terms and provisions contained in this Agreement.

                                AGREEMENT

     Therefore, each intending to be legally bound hereby, the parties agree as follows:
   1. Employment and Employment Duties. Under the terms and conditions contained in this Agreement, the Company employs the Employee as Senior Vice President and the Employee accepts such employment. The Employee's employment duties shall include primary management of the Company's sales and marketing functions and those additional duties, commensurate with his position, assigned by the President and/or the Board of Directors of the Company (the "Board"). The Employee shall report directly to the President. The Employee's employment shall be on a full-time basis and he shall not be engaged or employed in other business activities (whether for pecuniary advantage or not) during the term of this Agreement. The Employee shall discharge his employment duties in a diligent and conscientious fashion.
   2. Term.  The Employee's employment hereunder shall be for a period of two
(2) years, commencing upon the Effective Date.  Notwithstanding the foregoing:
(i) the Company may terminate the Employee's employment at any time (A) upon fifteen (15) days prior written notice for any reason or for no reason, or (B) without prior notice for cause (as defined below); and (ii) the Employee may terminate the Employee's employment at any time without prior notice for any reason or for no reason. For purposes of this CONESTOGA ENTERPRISES, INC.
EXIBIT 10 f (CONTINUED)
Agreement, the Employee's employment shall be deemed to have been terminated for cause in the event the Company terminates it as a result of: (a)the Employee's breach of his confidentiality obligations specified in Section 5;
(b)the willful failure or refusal by the Employee to perform any of his material employment duties or his material obligations under this Agreement which shall not have ceased or been corrected within fifteen (15) days following a written warning from the Company; or (c)the commission of any act or the failure to act by the Employee which constitutes a crime or offense involving money or other property of any of the CEI Companies (as defined in Section 5) or which constitutes a felony in the jurisdiction involved.
   3. Severance Compensation.
     3.1General Rule. Unless the provisions of Section 3.2 apply, in the event of the termination of the Employee's employment by the Company other than for cause prior to the expiration of the two (2) year term referred to in Section 2, the Company shall be obligated to pay to the Employee, within fifteen (15) days after the date of termination, an amount equal to the greater of: (i) fifty percent (50%) of the Employee's annual salary determined as of the date of termination of employment, or (ii) the aggregate salary otherwise payable to the Employee for the balance of the two (2) year term referred to in Section 2, determined as of the date of termination of employment.
      3.2Change of Control. If, during the term of this Agreement, the Employee's employment with the Company is terminated within ninety (90) days of the date of a change of control (as defined below), either by the Employee or by the Company other than for cause, the Company shall pay to the Employee, within fifteen (15) days of the date of termination of employment, an amount equal to the greater of: (i) the amount payable to the Employee as determined by the application of the provisions of Section 3.1, or (ii) the amount of the Employee's annual salary, determined as of the date of termination of employment. The Company shall be obligated to make such payment in lieu of, and not in addition to, the Company's payment obligations under Section 3.1. For purposes of this Agreement, a change of control shall be deemed to have occurred in the event of: (i) the acquisition, directly or indirectly, by any person or entity, or persons or entities acting in concert, whether by purchase, merger, consolidation or otherwise, of voting power over that number of voting shares of the capital stock of either the Company or CEI which, when combined with the existing voting power of such persons or entities, would enable them to cast fifty percent (50%) or more of the votes which all shareholders of the Company or CEI, respectively, would be entitled to cast in the election of directors of either the Company or CEI, or (ii) the sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company to a transferee other than CEI or a company or entity of which a controlling interest is owned by CEI.
      3.3Termination for Cause.  In the event of the termination
      CONESTOGA ENTERPRISES,INC.
      EXIBIT 10 F (CONTINUED)
         of the Employee's employment at any time by the Company for cause, the Company shall have no obligation to pay the Employee any sums following the termination of his employment.
    4. Compensation. As compensation for the performance of his employment duties, during the term hereof the Company shall pay or provide to the Employee the following: (a)A salary in the annual amount of Ninety Thousand Dollars ($90,000), payable in accordance with the Company's normal payroll practices in effect from time to time. The Employee's salary shall be reviewed by the Board at the same time and in the same manner as is customary for the employees of CEI and its subsidiaries and may be increased, in the sole discretion of the Board, based upon the Employee's satisfactory performance of his employment duties. (b)The provision of those fringe benefits which were provided to the Employee in his position as Senior Vice President of Infocore as of the Effective Date under plans or insurance policies maintained by the Company from time to time, but in no event having benefits less than comparable to those of Infocore. Such fringe benefits include four (4) weeks paid vacation, personal use of a Company automobile, medical health and disability insurance coverage, inclusion in the Company's 401(k) profit sharing plan and its officers' profit sharing plan, and reimbursement of business expenses under policies similar to those in effect with Infocore. (c)Maintenance of a life insurance policy insuring the Employee's life with a death benefit of Three Hundred Fifty Thousand Dollars ($350,000.00) payable to the beneficiary or beneficiaries designated by the Employee.
     5. Confidentiality. The Employee acknowledges that he has had, and in fulfilling his duties under this Agreement he will have, access to confidential information regarding the business and financial affairs of the Company, CEI, and/or the other subsidiaries of CEI (collectively, the "CEI Companies").
The Employee hereby agrees to hold all such information in the strictest confidence, to discuss such information only with authorized personnel of the CEI Companies, and, except as required by law or compelled by legal process, to refrain from disclosing such information to any other party, both during the term of this Agreement and after the termination hereof. The provisions of this Section 5 shall not apply to information which is or becomes generally available to or known by the public other than as a result of disclosure by the Employee.
     6. Covenant Not to Compete. The Employee agrees that, in order to protect the legitimate interests and property rights of the Employer, for a period of one (1) year after the termination of the Employee's employment with the Company (regardless of the reason for the termination), the Employee shall not:
(a)Engage, directly or indirectly, either as owner, partner, agent, employee, consultant, member, or shareholder, or otherwise operate, control, join or participate in, lend money to, or be connected with any commercial enterprise or business which is engaged within the Territory (as defined below) in any facet of the wireless telecommunications business carried on by any of the CEI Companies as of the date of termination of the CONESTOGA ENTERPRISES, INC.
EXIBIT 10 f (CONTINUED)
Employee's employment; (b)Approach, solicit, contact, or otherwise establish a business relationship with any customer of any of the CEI Companies or any prospective customer of any of the CEI Companies with whom any of such companies has had significant contact on or before the date of termination of the Employee's employment, for a purpose related to the business carried on by any of the CEI Companies as of the date of termination of the Employee's employment; (c)Assist any other person, partnership, corporation, limited liability company, or other entity in the pursuit of the activities from which the Employee is prohibited in engaging under the provisions of Subsections (a) and (b) above; or (d)Induce by active solicitation any present or future employees or agents of the Company or the other CEI Companies to directly or indirectly engage in any competitive business or to terminate their employment with any of the CEI Companies. For purposes of this Agreement, the term "Territory" shall mean those geographical areas encompassed by the Reading, Pottsville, Sunbury, and Williamsport Basic Trading Areas, as defined by the Federal Communications Commission for the issuance of personal communication services licenses. Nothing contained in this Section 6 shall prohibit the Employee from: (i) investing in and owning securities issued by any publicly-held company which are traded on any recognized securities exchange or in the over-the-counter market; or (ii) accepting employment, after termination of his employment with the Company, with a customer of the Company which is not a significant customer.
   7. Equitable Relief. The Employee recognizes and agrees that, in the event of a breach or threatened breach of his covenants and obligations contained in
Section 5 and/or Section 6 of this Agreement, the Company will suffer irreparable harm and damage, that such harm and damage may be extremely difficult or impossible to quantify, and that therefore the Company shall be entitled to injunctive relief. Nothing contained herein, however, shall be construed as precluding the Company from pursuing any other remedies available to it for such breach or threatened breach, including the recovery of damages at law.
    8. Restrictions Excessive. In the event the restrictions imposed by the covenant contained in Section 6 are deemed by any court having jurisdiction to be unreasonable or otherwise unenforceable by reason of their duration, territory or the scope of the activities prohibited, it is agreed by the parties that such court may construe and enforce this Agreement by reducing the time period, territory, or scope of activities to an extent which such court deems to be reasonable and enforceable.
    9. Severability. If any provision or provisions of this Agreement shall be deemed to contravene or be invalid under the laws of any jurisdiction where this Agreement is in force, the parties agree that such contravention or invalidity shall not invalidate the entire Agreement, but it shall be construed as not containing the particular provision or provisions held to be invalid and the rights and obligations of the parties shall be construed and enforced accordingly.
CONESTOGA ENTERPRISES, INC.
EXIBIT 10 F (CONTINUED)
   10. Miscellaneous. (a)This Agreement shall be construed, interpreted and enforced in accordance with the laws (but not the law of conflict of laws) of the Commonwealth of Pennsylvania. (b)This Agreement and its provisions shall be binding upon and inure to the benefit of the respective legal representatives, successors, heirs, and permitted assigns of the parties.
The Employee shall not assign any of his rights nor delegate any of his duties under this Agreement without the prior written consent of the Company. (c)This Agreement constitutes the entire Agreement between the parties and supersedes all prior negotiations, understandings and agreements of any nature whatsoever, whether oral or written, with respect to the subject matter hereof. No amendment, waiver or discharge of any provision of this Agreement shall be effective against any party, unless that party shall have consented thereto in writing. (d)The headings to the sections of this Agreement are inserted only for convenience of reference and are not intended, nor shall they be construed, to modify, define, limit or expand the intent of the parties as expressed in this Agreement.
   IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first above written.


WITNESS:                                    CI MERGER CORPORATION
\s\ Gregory R Young                         By: \s\ John R Bentz
                                                    President
\s\ David Antzis                             \s\ Henry M Stringer  (SEAL)
                                                  Henry M. Stringer


   INTENDING TO BE LEGALLY BOUND HEREBY, CONESTOGA ENTERPRISES, INC. hereby guarantees the performance of all of the obligations of and payment of all sums due from CI Merger Corporation under the foregoing Employment Agreement.
                                             CONESTOGA ENTERPRISES, INC.
                                              By: \s\ John R Bentz
                                              President



EXHIBIT 12
CONESTOGA ENTERPRISES, INC.

STATEMENT RE:  COMPUTATION OF RATIO OF EARNINGS TO
FIXED CHARGES AND PREFERRED STOCK DIVIDENDS


Years Ended December 31,         1997     1996      1995     1994      1993
                                       (In thousands, Except Ratios)
Consolidated pre-tax income   $17,086   $14,306  $10,907   $10,719    $10,340

Undistributed earnings from
   unconsolidated partnerships
   interests                   (1,345)   (1,257)    (660)     (385)      (424)

Interest                        2,017     1,297      428       422        368

Earnings                      $17,758   $14,346  $10,675   $10,756    $10,284

Interest                      $ 2,017   $ 1,297  $   428   $   422    $   368

Preferred stock dividends (1)   1,149       566       -         -          -

Fixed charges and preferred
   stock dividends            $ 3,166   $ 1,863  $    428   $   422   $   368

Ratio                            5.40      7.70     24.95     25.48     27.92

(1)  Preferred stock dividends/(100% - income tax rate)



Attachment 21E


              SUBSIDIARIES OF CONESTOGA ENTERPRISES, INC.

        1.   The Conestoga Telephone and Telegraph Company
             Incorporated August 20, 1902
             Pennsylvania

             Operates - The Conestoga Telephone and Telegraph Company


        2.   Buffalo Valley Telephone Company
             Incorporated September 13, 1904
             Pennsylvania

             Operates - Buffalo Valley Telephone Company


        3.   Conestoga Communications, Inc.
             Incorporated March 5, 1981
             Pennsylvania

             Operates - Conestoga Communications, Inc.

        4.   Conestoga Mobile Systems, Inc.
             Incorporated April 1, 1991
             Pennsylvania

             Operates - Conestoga Mobile Systems, Inc.


        5.   Conestoga Wireless Company
             Incorporated January 1, 1998
             Pennsylvania

             Operates - Conestoga Wireless Company

        6.   Conestoga Investment Corporation
             Incorporated November 27, 1996
            Delaware
             Operates - Conestoga Investment Corporation

        7.   Infocore, Inc.
             Incorporated March 3, 1997
             Pennsylvania

             Operates - Infocore, Inc.




   Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CONESTOGA ENTERPRISES, INC.

Date 3/31/98                               By __\s\ John R Bentz_______
                                              John R Bentz
                                              President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date  _3/31/98____                      __\s\ F M Brown_______________
                                        F. M. Brown
                                        Chairman of the Board

Date  __3/31/98___                      _\s\ James H Murray___________
                                        James H. Murray
                                         Vice President

Date  _3/31/98____                      __\s\ Kenneth A Benner________
                                        Kenneth A. Benner
                                        Secretary/Treasurer

Date  _3/31/98____                      _\s\ Donald R Breitenstein____
                                        Donald R. Breitenstein
                                        Controller, Chief Accounting Officer

Date  _3/31/98____                      _\s\ John M Sausen____________
                                        John M. Sausen
                                        Director

Date  _3/31/98____                      _\s\ Richard G Weidner________
                                        Richard G. Weidner
                                        Director

Date  _3/31/98____                      _\s\ Robert M Myers___________
                                        Robert M. Myers
                                        Director

Date  _3/31/98____                      _\s\ Jean M Ruhl______________
                                        Jean M. Ruhl
                                        Director
   Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated (continued).


 Date  _3/31/98____                     _\s\ Thomas C Keim____________
                                        Thomas C. Keim
                                        Vice President - Telecom Group

Date  _3/31/98_____                     _\s\ Albert H Kramer__________
                                        Albert H. Kramer
                                        Executive Vice President, Chief
                                                Executive Officer


Date  _3/31/98_____                     _\s\ Joseph J Laffey__________
                                        Joseph J. Laffey
                                        Vice President, Regulatory and
                                                   External Affairs