Form 10-Q
period 1998-03-31
CONESTOGA ENTERPRISES INC
filed 1998-05-15
CIK 854727

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

For quarter ended March 31, 1998
Commission File Number 0-24064

CONESTOGA ENTERPRISES, INC.
(Exact name of Registrant as specified in its charter)

PENNSYLVANIA
(State of Incorporation)

23-2565087
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

     Yes  X    No

As of March 31,1998, the number of shares of Common Stock, par value $5.00 outstanding was 4,624,200

CONESTOGA ENTERPRISES, INC.

   CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

March 31, 1998,  March 31, 1997 and December 31, 1997
   ( In Thousands, Except Shares and Per Share Data)
                              ASSETS
                                                     3/31    3/31      12/31
                                                     1998     1997     1997
Current Assets
 Cash and Cash Equivalents                         $18,531   $5,427   $2,517
 Accounts receivable, including unbilled
  revenue                                            6,359    6,048    6,895
 Inventories, at average cost                          984      888    1,104
 Prepaid expenses                                      196      122      214
            Total Current Assets                    26,070   12,485   10,730

Investments and Other Assets
  Cost in Excess of Net Assets of Business Acquire  39,036   38,096   39,506
  Investments in partnerships                        3,308    3,803    2,979
  Investments in equity securities                   2,569    1,585    2,308
  Prepaid Pension Costs                              2,424    2,201    2,423
  Other                                                777      344      772
                                                    48,114   46,029   47,988

Plant
  In Service                                       127,307  123,597  126,337
  Under Construction                                16,833    1,095   10,778
                                                   144,140  124,692  137,115
  Less accumulated depreciation                     67,889   62,484   66,543
                                                    76,251   62,208   70,572

Total Assets                                      $150,435 $120,722 $129,290



    SEE NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS




CONESTOGA ENTERPRISES, INC.

   CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

March 31, 1998,  March 31, 1997 and December 31, 1997
   ( In Thousands, Except Shares and Per Share Data)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      3/31    3/31      12/31
                                                      1998     1997     1997

Current Liabilities

 Current maturities of long term debt               $3,000   $1,081   $3,000
 Accounts payable                                    6,461    2,532    4,858
   Accrued:
             Taxes                                     788      548      667
             Interest                                  224       97        0
             Payroll & Vacation Pay                  1,012      731    1,070
   Advance billings/Customer Deposits                  976      803      860

            Total Current Liabilities               12,461    5,792   10,455

Long Term Liabilities
   Long Term Debt, less Current Maturities          44,000   27,323   23,250
   Accrued Post Retirement Cost                        820      635      749
   Other                                               965      609      987

                                                    45,785   28,567   24,986

Deferred Income Taxes                                9,417   10,159    9,516

Minority Interest                                               392

Convertible\Redeemable Preferred Stock
   Par value $65 per share; authorized 900,000
   shares; issues and outstanding 196,618 shares    12,780   12,780   12,780

Common Stockholders' Equity
  Common Stock  par value $5 per share; authorized
    10,000,000 shares; issued;
   3/31/98   3/31/97       12/31/97
  4,775,301   4,568,500   4,775,301                 23,876   22,843   23,876
  Additional Paid-In Capital                        24,791   20,420   24,742
  Retained earnings                                 24,586   21,634   23,958
  Net unrealized appreciation on
                    marketable equity securities     1,037      292      762
  Less cost of treasury stock;
    3/31/98  151,101 shares,  3/31/97  91,273 shares
   12/31/97  75,536 share                           (4,298)  (2,157)  (1,785)

                                                    69,992   63,032   71,553

   Total Liabilities and Stockholders' Equity     $150,435 $120,722 $129,290

    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
 THREE MONTHS ENDED MARCH 31, 1998 and 1997
         ( In Thousands, Except Per Share Data)
                                                           1998   *1997

Operating Revenues:
    Local  Service                                       $2,504   $2,313
    Access Service                                        6,430    5,743
    Long Dist. Service                                    2,683    2,410
    Eguipment Sales & Lease                               1,961      689
    Other                                                 1,587    1,034

                                                         15,165   12,189

Operating Expenses:
    Plant Operations and Cost of Sales                    3,245    2,966
    Depreciation and Amortization                         2,757    2,403
    Customer Operations                                   3,461    1,614
    Corporate Operations                                  1,350      971
    Taxes, other than income                                504      474

                                                         11,317    8,428
                Operating Income                          3,848    3,761

Other Income(Deductions), Net:
    Interest Expense                                       (660)    (536)
    Income from unconsolidated
                   partnerships interests                   329      308
    Other, Net                                              291      111

                                                            (40)    (117)

        Income Before Income Taxes                        3,808    3,644

Income Taxes                                              1,747    1,529


                   Net Income                            $2,061   $2,115


Basic earnings per common share                           $0.40    $0.43
Diluted earnings per common share                         $0.40    $0.43
Dividends per common share                               $0.305    $0.30

    * Some amounts have been adjusted for comparative purposes.


CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
 THREE MONTHS ENDED MARCH 31, 1998 and 1997
         ( In Thousands, Except Per Share Data)
                                                           1998     1997


  Net Income                                             $2,061   $2,115
  Unrealized gains on Securities
       Unrealized holding gains
                              during period                 314      -24
        Less: reclassification adjustment
           for gains included in net income                 -38        0


  Comprehensive Income                                   $2,337   $2,091






CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
THREE MONTHS ENDED MARCH  31, 1998 AND 1997
         ( In Thousands)
                                                           1998     1997
Cash Flows from Operating Activities
  Net Income                                             $2,062   $2,115
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation  and Amortization                       $2,757   $2,390
    Income from unconsolidated partnership interests       (329)    (307)
    Minority interest in loss of subsidiary                   0       (8)
    Gain on sale of marketable secutities                  (102)       0
    Changes in assets and liabilities:
        (Increase) decrease in:
            Accounts Receivable                             536      840
            Material and supplies                           120      (20)
            Prepaid expenses                                138       84
            Prepaid pension costs                            (1)     (52)
            Other Assets                                     (5)     743
        Increase (decrease) in:
            Accounts Payable                              1,602     (238)
            Accrued expenses and other current liabilit     283    1,002
            Other liabilities                                49     (187)
            Deferred income taxes                          (191)     (26)

                                                          4,857    4,221

         Net cash provided by operating activities        6,919    6,336

Cash Flows From Investing Activities
    Purchase of Plant, net of removal costs and salvage  (7,960)  (1,396)
    Proceeds from sale of marketable equity securities      208        0
    Proceeds from surrender of Life Insurance Policy          0      427
    Capital investments in unconsolidated partnershp in       0     (119)

         Net cash used in investing activities           (7,752)  (1,088)

Cash Flows From Financing Activities
   Proceeds from long-term borrowing                     21,000    5,000
   Principal payments on long term borrowing               (250)  (4,645)
   Proceeds from issuance of stock under the
           employee stock purchase plan                      28        0
   Common stock dividends paid                           (1,263)  (1,345)
   Purchase of common stock for the treasury             (2,668)    (788)

         Net cash provided by (used in) financing activ  16,847   (1,778)

         Increase (decrease) in cash and cash equivalen  16,014    3,470
Cash and cash equivalents
          Beginning                                       2,517    1,957

          Ending                                        $18,531   $5,427



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Payments for:
       Interest                                            $493     $440

       Income Taxes                                        $363     $482




CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The December 31, 1997 condensed balance sheet data was derived from audit financial statements, but does not include all disclosures required by generally accepted accounting principals. For further information, refer to the consolidated financial statements and footnotes included in Conestoga's 1997 Annual Report on Form 10-K.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2: LONG TERM DEBT
 Long term debt is summarized as follows:
              (In thousands)
                                     3/31/98    3/31/97    12/31/97

  Series A Senior Note interest payable
   quarterly at 6.91%, annual principal
   payments of $2,000,000 starting
   June 30, 1998 through June 30,
   2000, unsecured                     6,000     6,000     6,000

   Series B Senior Note interest payable
   quarterly at 7.59%, annual principal
   payments of $1,454,545 starting
   June 30, 2001 through June 30,
   2011, unsecured                    16,000    16,000     16,000

CONESTOGA ENTERPRISES, INC.

   Promissory Note                         0     1,404          0

   Promissory note, interest payable
   quarterly at 6.89%. Quarterly principal
   payments of $250,000 through
   February 1, 2002 unsecured.         4,000     5,000      4,250

   Senior Note interest payable
   quarterly at 6.22%, quarterly
   principal payments of $750,000
   starting May 11, 2001 through
   February 11, 2008,
   unsecured                         21,000          0          0
                                    $47,000    $28,404    $26,250
     Less current Maturities          3,000      1,081      3,000
                                    $44,000    $27,323    $23,250

NOTE 3: ACQUISITIONS

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

NOTE 4: Comprehensive Income

The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income"' in June 1997. The Company adopted the provision of the new standard in the first quarter of 1998. In accordance with the statement, prior year financial statements have been reclassified in order to be consistent with the current year presentation.




CONESTOGA ENTERPRISES, INC.
NOTE 5: OTHER
 Certain items of the March 31, 1997 consolidated financial statements have been restated to conform to the March 31, 1998 financial statements. There was no impact on net income.

  Inventories, at average cost, are both material and supplies used to provide service, and equipment held for resale.



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE QUARTERLY INCOME STATEMENTS

   The Company has six operating subsidiaries. Conestoga Telephone and Telegraph Company ("CTT") provides regulated local telephone service in parts of Berks, Lancaster, Chester and Montgomery Counties, Pennsylvania. Buffalo Valley Telephone Company ("BVT") provides regulated local telephone service in parts of Union County, Pennsylvania. Conestoga Communications, Inc. ("CC") provides long distance telephone service. Conestoga Mobile Systems, Inc. ("CMS") provides paging and related services. Infocore, Inc. ("INF") provides telecommunications consulting services and equipment. Conestoga Wireless Company ("CWC") provides digital wireless telephone services known as Person Communications Services ("PCS"). CWC commenced commercial operations of its PCS system on May 1, 1998.

RESULTS OF OPERATIONS
   Net income during the first three months of 1998 was $2.06 million, a 2.6% decrease when compared with the first three months of 1997. The consolidated financial statements of the Company and its subsidiaries for the period include net incomes as follows:


       Local Exchange Carriers          $ 2.5 million
       Parent Company and Others*       $-0.4 million
        *Including various subsidiaries that provide long distance, paging and wireless PCS, sale and lease of telecommunications equipment, and design and install telecommunications systems.

  The net income for the first quarter includes $102 thousand in capital gains derived from the sale of a portion of the marketable

CONESTOGA ENTERPRISES, INC.
securities held by the Company for investment. It also includes start-up costs and additional interest expense incurred by CWC with regard to the construction and development of PCS.

Operating Revenues
  Operating revenues for the first three months of 1998 were $15.2 million, compared to $12.2 million during the first quarter of 1997, a 24.4% increase over the same period of 1997 and a 5.6% over the fourth quarter of 1997. The increases in operating revenues over the first quarter of 1997 by category are as follows:


                                   Increase/(Decrease)        %
                                      (In thousands)

       Local Service                  $  191                 8.3%
       Access Service                    687                12.0%
       Long Distance Service             273                11.3%
       Equipment Sales and Lease       1,272               184.6%
       Other (net of uncollectibles)     553                53.5%

   The operating revenues for the first quarter of 1998 include operating revenues of INF totaling $1.6 million. INF was acquired by the Company on May 1, 1997.

   Local service revenues include regulated revenues of CTT and BVT. Both reported increases in local service revenues when compared with the first quarter of 1997. Combined local service revenues were 8.3% higher in the first quarter of 1998 than in the first quarter of 1997.

  The increase in local service revenues resulted directly from the growth in the number of telephone access lines in service. During the first quarter of 1998 the access lines in service increased by 1,241 to a total of 72,380. Much of the increase was due to the installation of residential second lines and the increased demand for custom calling service features.

  The Company's total access revenues in the first quarter of 1998 were $6.4 million, 12.0% higher than during the first quarter of 1997. CTT's and BVT's access service revenues grew during the first quarter of 1998 due to an increase in combined interstate and intrastate minutes of use through their respective networks.

CONESTOGA ENTERPRISES, INC.
Compared to the first quarter of 1997, CTT's minutes of use grew in excess of 22%, and BVT's grew in excess of 18%.

  Long distance service revenues include CTT's and BVT's intralata toll revenues and CC's resale of long distance service revenues and, long distance service revenues. On August 1, 1997, CC commenced to provide long distance services directly to its customers. During the first quarter of 1998, CC's long distance service revenues were $1.0 million compared to $650 thousand during the same period of 1997; and the Company's total long distance revenues increased 11.3% over the quarter of 1997 and 9.8% over the fourth quarter of 1997.

  Equipment Sales and Lease Revenues include CTT's and BVT's sale and lease of telephone equipment, CMS's sale and lease of pager and cellular equipment, and INF's equipment sales. In the first quarter of 1998, equipment sales and lease revenues increased 184.6% when compared with the first quarter of 1997. CTT, BVT and CMS reported slight increases in equipment sales and lease revenues during the first quarter of 1998. INF contributed $1.0 million of equipment sales revenue during the first quarter, which accounts for the large increase in equipment sales and lease revenues when comparing the first quarters of 1998 and 1997.

  Other revenues include CTT's and BVT's billing and collection revenues, and directory advertising revenue, as well as facility management and consulting revenues from INF. CTT's other revenues were lower during the first quarter of 1998 when compared with the first quarter of 1997, primarily due to decreased directory advertising revenue because of a sign-on bonus in 1997. The increase in the consolidated other revenue was caused by the acquisition of INF, which contributed $591 thousand during the period.


Operating Expenses

  Operating Expenses for the first three months of 1998 were $11.3 million a 34.3% increase over the same period of 1997. This increase was due in part to the acquisition of INF and the goodwill amortization resulting therefrom, and to the start up expenses of CWC. When comparing the first quarter with the fourth quarter of 1997, operating expenses are up 9.7%.


CONESTOGA ENTERPRISES, INC.
  The increases over the first quarter of 1997 are comprised of the following:


                                Increase/(Decrease)         %
                                    (In thousands)

     Plant Operations and
         Cost of Sales                $ 3,245              9.4%
     Depreciation and Amortization      2,757             14.7%
     Customer Operations                3,461            114.4%
     Corporate Operations               1,350             39.0%
     Taxes, other than income             504              6.3%

  Plant operations and cost of sales expenses include local exchange carrier
(LEC) expenses of CTT and BVT, as well as expenses from CMS, CWC and INF.
CTT's plant operations and cost of sales expenses for the first quarter of 1998 where about the same as the first quarter of 1997. BVT's expenses were lower, partially due to a digital switch software upgrade during the first quarter of 1997. The acquisition of INF accounted for $300 thousand in plant operations and cost of sales expense, and CWC added $171 thousand. Neither was included in the first quarter of 1997.

  Depreciation and amortization expenses include charges from CTT, CMS, BVT, INF and CWC. They were 14.7% higher during the first quarter of 1998 than the first quarter of 1997. CTT and BVT experienced normal increases in depreciation expenses for the first quarter of 1998 compared with the same period of 1997. INF accounted for $264 thousand of expenses of which $227 thousand was goodwill amortization expense resulting from the acquisition.

  Customer operations expenses include expenses of all the subsidiaries of the Company. CTT and BVT recorded modest increases during the first quarter of 1998, when compared with the first quarter of 1997. CC's customer operations expenses increased $648 thousand, more than double the first quarter of 1997, due to start up costs for the new long distance service offering. The acquisition of INF added $1.2 million of customer operations expense during the first quarter of 1998.

  Corporate operations expenses include charges from all the subsidiaries of the Company. CTT's and BVT's corporate operations expenses for the first quarter of 1998 were in line with the first

CONESTOGA ENTERPRISES, INC.
quarter of 1997. INF added $133 thousand to corporate operations expenses and CWC another $147 thousand.

   Taxes, other than income, increased 6.3% in the first quarter of 1998, when compared with the first quarter of 1997, most of which is from the two local exchange carriers, CTT and BVT.

Other Income (Deductions), Net
  Interest expenses incurred during the first quarter of 1998 exceeded those of the first quarter of 1997 by $124 thousand. In February, 1998 the Company incurred additional long term debt of $21 million at an interest rate of 6.22% to finance CWC's wireless PCS system. On June 1, 1997, BVT, using internally generated funds, paid off the balance of $1.4million of funded debt from long-term notes issued May, 1978, with attendant decrease in interest expense.

   Income from unconsolidated partnership interests includes income from Berks Reading Area Cellular Enterprises ("BRACE"), which owns a partnership interest in the entity which provides cellular services in the Reading and Berks County area, and Penteledata Limited Partnership One which primarily provides
Internet access. Income for the first quarter of 1997 included income from the Lancaster Area Cellular Enterprises ("LACE"), which provides cellular service in the Harrisburg, Lancaster and York metropolitan areas. However, on September 5, 1997, the Company sold its partnership interest in LACE. During the first quarter of 1998, the Company derived before tax earnings in the amount of $350 thousand from its interest in BRACE and recorded a before tax loss of $26 thousand from its interest in the Penteledata Limited Partnership One.

    The Company's income during the first quarter of 1998 also includes a net capital gain of $102 thousand from the sale of certain equity securities held by the Company.

Income Taxes
  Income taxes for the first quarter of 1998 were $1.7 million, an increase of 14.3% over the same period of 1997.

Financial Condition
  Cash and cash equivalents for the first quarter of 1998 increased to $18.5 million, which reflects the additional debt added. The net cash provided by operating activities increased by 9.2% to $6.9 million, compared with $6.3 million for the first three months of

CONESTOGA ENTERPRISES, INC.
1997. As of March 31, 1998, the Company had available lines of credit with two regional banks totaling $15 million.

  Capital expenditures through the first quarter, except for the wireless PCS build out, were financed primarily by internally generated funds. No outside short term borrowing was required during the first quarter of 1998.

  Management believes that, except for the development and construction of the PCS network, the cash provided from operations will be sufficient to fund current capital projects. The Company borrowed $21 million, as mentioned above, to finance part of the development and construction of the PCS infrastructure, which is likely to be as much as $30 million by December 31, 1998. The Company's cash flow is greater than net income, for financial reporting purposes, as a result of the amortization of goodwill, from the acquisitions of BVT and INF as expense deductions for financial reporting purposes without actual cash outlays therefor. The annual amortization of the goodwill of BVT and INF will be approximately $1.9 million.

  The long-term Senior Notes are unsecured but impose certain financial covenants upon the Company, including, but not limited to, restrictions upon types of investments, the amount of dividends paid and the incurrance of additional debt by the Company and its subsidiaries. The Company is currently in compliance with all loan covenants.

  The holders of the preferred stock may convert it into common stock at any time and may redeem it after May 31, 1998, at $65 per share. The Company believes that internally generated cash flow, along with existing lines of credit, will be adequate to fund any cash requirements for the redemption of preferred stock.

  As of March 31, 1998, the Company's debt (including the CEI $3.42 Series A Preferred Stock) to equity ratio was 46% debt to 54% equity.

   The Company from time to time buys back large blocks of its commons stock as such stock becomes available. During the first quarter of 1998 the Company bought a block of 86,074 shares which are held as treasury stock.


CONESTOGA ENTERPRISES, INC.
Other
  PCS SERVICE; During the first quarter of 1998 CWC undertook construction of its infrastructure with the goal of commencing operations. On May 1, 1998, CWC commenced commercial operation, offering wireless digital PCS in Berks, Union, Snyder, Northumberland and Montour counties in Pennsylvania. The PCS network will eventually cover the nine county area in which CWC was granted Federal Communication Commission (FCC) licenses.

   The complete PCS network will require significant investment of capital, which could be funded by additional debt, or equity, or a combination of the two. The Company believes that it has adequate debt capacity to finance any additional capital requirements to complete the PCS project build out.

  Since the Company will have invested up to $30 million in PCS by the end of 1998, the impact on 1998's financial statements will be significant. Interest expense and depreciation expense, will both increase substantially while CWC will just be building its customer base. The Company anticipates that the start up of CWC will negatively impact earnings for the next several years until CWC builds its customer base. PCS is a capital intensive, long term investment on the part of the Company and the Company believes that its low acquisition costs for its FCC licenses and its expertise in telephony will allow it to compete effectively in the PCS marketplace.


BRACE; On May 14, 1998 BRACE sold its interest in the Reading SMSA cellular partnership to Cellco Partnership, d.b.a. Bell Atlantic Mobile ("Bam"), which provides cellular wireless service in the Reading and Berks County area. From the anticipated liquidation of BRACE, the Company should receive $11.1 million for its 70% partnership interest in BRACE. Upon BRACE's sale of its interest in the Reading SMSA cellular partnership, the Company will no longer have any investment in partnerships providing cellular service.


REGULATED INDUSTRY;
CTT, and BVT are subject to a rate making process regulated by the Pennsylvania Public Utility Commission (PUC) called "rate of return regulation".
An amendment to the Pennsylvania Public Utility Act passed in 1993 provides for streamlined rate regulation and a method

CONESTOGA ENTERPRISES, INC.
For determining rates other than the rate of return regulation and procedures. This new regulation referred to as Chapter 30, provides a price stability mechanism in which a telephone company's annual revenues from non-competitive services may be permitted to change in line with the gross domestic product price index, minus a productivity offset, with no limitation on earnings by the regulated company. In order for the Company to avail itself of the procedures permitted by chapter 30, CTT and BVT must commit to providing universal broadband services by 2015. Both Companies plan to file a Chapter 30 Plan in the third quarter 1998.

   The telecommunication industry continues to undergo fundamental changes, which may have a significant impact on financial performance. The Federal Telecommunications Act of 1996 (TA 96) creates a regulatory environment that encourages competition. As rural companies, CTT and BVT are exempt from many of the most onerous aspects of competition, unless prospective competitors can pass a public interest standard and agree to offer service throughout the telephone companies' territories. In order to strengthen this position, CTT and BVT petitioned the Pa. P.U.C. for a suspension of the interconnection requirements of TA96. A favorable ruling on the petition was received on March 26, 1998.

  Management believes that competition will bring many new opportunities for the local exchange companies. Management is endeavoring to position the Company to take advantage of these opportunities as they arise, and remains optimistic about the future. In this regard, during 1997 CC received approval from the Pa. P.U.C. to provide 1+ long distance service. In addition in February 1998 CC received Pa. P.U.C. approval to provide competitive local exchange service in the franchise territories of Bell Atlantic of Pa. and GTE.


Forward-Looking Statements
  Management's Discussion and Analysis of Results of Operations and Financial Conditions relating to Liquidity and Capital Commitments, and other statements relating to anticipated growth, anticipated sources of funding for continuing operating activities and construction expenditures (see . . . above) constitute "forward-looking statements" as defined in the Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties which could cause actual results or outcome to differ materially from those expressed in forward-looking statements. The


CONESTOGA ENTERPRISES, INC.
projections made herein are expressed in good faith and believed by the Company to have a reasonable basis, but there can be no assurance that actual outcomes or results will not differ materially from the expected outcomes or results described herein. Important factors that could cause actual results to differ materially from the forward-looking statements identified in this paragraph are discussed in the above-reference sections and accompany such forward-looking statements.







CONESTOGA ENTERPRISES, INC.



ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE



PART II.  OTHER INFORMATION

ITEM 6(B) EXIBITS AND REPORTS ON FORM 8-K

NONE





CONESTOGA ENTERPRISES, INC.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE  __May 15, 1998__        ___/s/ Albert H Kramer___
                                 Albert H Kramer
                                 President


DATE __May 15, 1998__         ___/s/ Donald R Breitenstein___
                                 Donald R Breitenstein
                                 Controller