Form 10-Q
period 1998-06-30
CONESTOGA ENTERPRISES INC
filed 1998-08-14
CIK 854727

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

For quarter ended June 30, 1998
Commission File Number 0-24064

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

     Yes  X    No

As of June 30,1998, the number of shares of Common Stock, par value $5.00 outstanding was 4,626,388.

CONESTOGA ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

June 30, 1998,  June 30, 1997 and December 31, 1997
   ( In Thousands, Except Shares and Per Share Data)
                              ASSETS
                                              6/30      6/30      12/31
                                                  1998      1997      1997

    Current Assets
      Cash and Cash Equivalents                $19,346    $2,917    $2,517
      Accounts receivable, including unbilled
       revenue                                   7,501     7,021     6,895
      Inventories, at average cost               1,601     1,097     1,104
      Prepaid expenses                             270       224       214

                 Total Current Assets           28,718    11,259    10,730

     Investments and Other Assets
       Cost in Excess of Net Assets of Busine   38,566    40,426    39,506
       Investments in partnerships                 440     4,185     2,979
       Investments in equity securities          2,486     1,787     2,308
       Prepaid Pension Costs                     2,468     2,259     2,423
       Other                                       732     1,453       772

                                                44,692    50,110    47,988

     Plant
       In Service                              146,641   125,152   126,337
       Under Construction                        4,669     1,412    10,778

                                               151,310   126,564   137,115
       Less accumulated depreciation            70,106    63,806    66,543

                                                81,204    62,758    70,572


Total Assets                                  $154,614  $124,127  $129,290



    SEE NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS




CONESTOGA ENTERPRISES, INC.

   CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

June 30, 1998,  June 30, 1997 and December 31, 1997
   ( In Thousands, Except Shares and Per Share Data)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                              6/30      6/30      12/31
                                                  1998      1997      1997

Current Liabilities

   Current maturities of long term debt         $3,000    $3,000    $3,000
   Accounts payable                              7,014     3,081     4,858
   Accrued:
             Taxes                               2,930       166       667
             Interest                              203        56         0
             Payroll & Vacation Pay              1,251       891     1,070
   Advance billings/Customer Deposits              742     1,039       860

                 Total Current Liabilities      15,140     8,233    10,455

Long Term Liabilities
   Long Term Debt, less Current Maturities      41,750    23,750    23,250
   Accrued Post Retirement Cost                    887       673       749
   Other                                           960       619       987

                                                43,597    25,042    24,986

Deferred Income Taxes                            9,064     9,393     9,516

Minority Interest

Convertible\Redeemable Preferred Stock
   Par value $65 per share; authorized 900,000
   shares; issues and outstanding 196,618 sha   12,780    12,780    12,780


Common Stockholders' Equity
  Common Stock  par value $5 per share; authorized
    10,000,000 shares; issued;
    6/30/98         6/30/97           12/31/97
    4,775,301      4,775,301          4,775,3   23,876    23,876    23,876
  Additional Paid-In Capital                    24,822    24,681    24,742
  Retained earnings                             28,480    21,800    23,958
  Net unrealized appreciation on
                         marketable equity se      982       479       762
  Less cost of treasury stock;  6/30/98  148,913 shares
     6/30/97  91,273 shares      12/31/97  75   (4,127)   (2,157)   (1,785)

                                                74,033    68,679    71,553

        Total Liabilities and Stockholders' E $154,614  $124,127  $129,290

    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
 THREE AND SIX MONTHS ENDED JUNE 30, 1998 and 1997
         ( In Thousands, Except Per Share Data)

                                       THREE MONTHS ENDED  SIX MONTHS ENDED
                                         1998      1997      1998        1997

Operating Revenues:
    Local  Service                      $2,998    $2,665    $5,502      $4,978
    Access Service                       6,398     5,978    12,828      11,721
    Long Dist. Service                   2,643     2,388     5,326       4,798
    Eguipment Sales & Lease              2,145     1,608     4,106       2,297
    Other                                1,438     1,111     3,025       2,145

                                        15,622    13,750    30,787      25,939

Operating Expenses:
    Plant Operations and Cost of Sales   4,178     3,585     7,423       6,551
    Depreciation and Amortization        3,055     2,570     5,812       4,973
    Customer Operations                  3,614     2,354     7,075       3,968
    Corporate Operations                 1,486     1,160     2,836       2,131
    Taxes, other than income               477       502       981         976

                                        12,810    10,171    24,127      18,599

                Operating Income         2,812     3,579     6,660       7,340

Other Income(Deductions), Net:
    Interest Expense                     (781)     (522)   (1,441)     (1,058)
    Income from unconsolidated
                   partnerships interests  112       381       441         689
    Gain on Sale of Partnership Interest 7,749         0     7,749           0
    Other, Net                             207        99       498         210

                                         7,287       (42)    7,247        (159)

        Income Before Income Taxes      10,099     3,537    13,907       7,181

Income Taxes                             4,458     1,692     6,205       3,221


                   Net Income           $5,641    $1,845    $7,702      $3,960


Basic earnings per common share         $1.18     $0.37     $1.58       $0.80
Diluted earnings per common share       $1.13     $0.37     $1.53       $0.80
Dividends per common share              $0.305    $0.30     $0.61       $0.60

    * Some amounts have been adjusted for comparative purposes.


CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1998 and 1997
         ( In Thousands, Except Per Share Data)
                                                            1998      1997


  Net Income                                              $7,702    $3,960
  Unrealized gains on Securities
       Unrealized holding gains
                              during period                  258       163
        Less: reclassification adjustment
           for gains included in net income                  -38         0


  Comprehensive Income                                    $7,922    $4,123




CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
SIX MONTHS ENDED JUNE  30, 1998 AND 1997
         ( In Thousands)
                                                  1998                1997
Cash Flows from Operating Activities
  Net Income                                    $7,702              $3,960
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation  and Amortization              $5,812              $4,939
    Income from unconsolidated partnership in     (437)               (689)
    Gain on sale unconsolidated partnership i   (7,749)
    Minority interest in loss of subsidiary          0                 (10)
    Gain on sale of marketable securities         (102)                  0
    Changes in assets and liabilities:
        (Increase) decrease in:
            Accounts Receivable                   (606)                874
            Material and supplies                 (497)                (64)
            Prepaid expenses                       (56)                  6
            Prepaid pension costs                  (45)               (110)
            Other Assets                            39                (365)
        Increase (decrease) in:
            Accounts Payable                     2,155                (265)
            Accrued expenses and other curren    2,529                 683
            Other liabilities                      110                (139)
            Deferred income taxes                 (516)               (249)
                                                   637               4,611

         Net cash provided by operating activ    8,339               8,571

Cash Flows From Investing Activities
    Purchase of Plant, net of removal costs a  (15,507)             (3,944)
    Proceeds from sale of marketable equity s      208                   0
    Proceeds from surrender of life insurance        0                 427
    Proceeds from sale of unconsolidated part   11,084                   0
    Capital investments in unconsolidated par     (355)               (119)
    Acquisition of business, net cash and cas        0                 965

         Net cash used in investing activitie   (4,570)             (2,671)

Cash Flows From Financing Activities
   Proceeds from long-term borrowing            21,000               5,000
   Principal payments on long term borrowing    (2,500)             (6,299)
   Proceeds from issuance of stock under the
           employee stock purchase plan             57                   0
   Proceeds from issuance of stock under the
           dividend reinvestment plan              350                 172
   Common stock dividends paid                  (2,843)             (2,688)
   Preferred stock dividends paid                 (336)               (336)
   Purchase of common stock for the treasury    (2,668)               (789)

         Net cash provided by (used in) finan   13,060              (4,940)

         Increase (decrease) in cash and cash   16,829                 960
Cash and cash equivalents
          Beginning                              2,517               1,957

          Ending                               $19,346              $2,917


CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
SIX MONTHS ENDED JUNE  30, 1998 AND 1997
         ( In Thousands)
                                                  1998                1997

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Payments for:
       Interest                                 $1,286              $1,003

       Income Taxes                             $2,070              $3,018



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
         ( In Thousands)
   Acquisition of business:
       Working Capital acquired, net of cash         0                $314
       Plant and other assets acquired                               1,122
       Cost in excess of net assets acquired                         2,722
       Long-term debt and other liabilities assumed                      0
       Redeemable preferred stock issued                                 0
       Common stock issued                                          (5,123)

                     Cash Paid (Received)                            ($965)





CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending
December 31, 1998. The December 31, 1997 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes included in Conestoga's 1997 Annual Report on Form 10-K.

CONESTOGA ENTERPRISES, INC.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2: LONG TERM DEBT
 Long term debt is summarized as follows:
              (In thousands)
                                     6/30/98    6/30/97    12/31/97

  Series A Senior Note interest payable
   quarterly at 6.91%, annual principal
   payments of $2,000,000 starting
   June 30, 1998 through June 30,
   2000, unsecured                     4,000     6,000     6,000

   Series B Senior Note interest payable
   quarterly at 7.59%, annual principal
   payments of $1,454,545 starting
   June 30, 2001 through June 30,
   2011, unsecured                    16,000    16,000     16,000

   Promissory note, interest payable
   quarterly at 6.89%. Quarterly principal
   payments of $250,000 through
   February 1, 2002 unsecured.         3,750     4,750      4,250

   Senior Note interest payable
   quarterly at 6.22%, quarterly
   principal payments of $750,000
   starting May 11, 2001 through
   February 11, 2008,
   unsecured                         21,000          0          0
                                    $44,750    $26,750    $26,250
     Less current Maturities          3,000      3,000      3,000
                                    $41,750    $23,750    $23,250

NOTE 3: ACQUISITIONS

  On May 1, 1997, the Company acquired all of the outstanding shares of Infocore, Inc. (INF), a telecommunications company based in King of Prussia, Pennsylvania. The Company issued 199,923 shares of common stock to Infocore, Inc. Shareholders as consideration for all outstanding shares of Infocore, Inc. Stock.

 The acquisition has been accounted for as a purchase and the results of operations of INF since that date are included in the consolidated financial statements. The excess of the purchase price over the book value acquired of $2,722,155 is being amortized over 36 months using the straight-line method.


NOTE 4: Comprehensive Income


CONESTOGA ENTERPRISES, INC.

The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income"' in June 1997. The Company adopted the provision of the new standard in the first quarter of 1998. In accordance with the statement, prior year financial statements have been reclassified in order to be consistent with the current year presentation.

NOTE 5: OTHER
 Certain items of the June 30, 1997 consolidated financial statements have been restated to conform to the June 30, 1998 financial statements. There was no impact on net income.

  Inventories, at average cost, are both material and supplies used to provide service, and equipment held for resale.


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE QUARTERLY INCOME STATEMENTS

   The Company has six operating subsidiaries. Conestoga Telephone and Telegraph Company ("CTT") provides regulated local telephone service in parts of Berks, Lancaster, Chester and Montgomery Counties, Pennsylvania. Buffalo Valley Telephone Company ("BVT") provides regulated local telephone service in parts of Union County, Pennsylvania. Conestoga Communications, Inc. ("CC") provides long distance telephone service. Conestoga Mobile Systems, Inc. ("CMS") provides paging and related services. Infocore, Inc. ("INF") provides general consulting and telecommunications services and equipment to customers. Conestoga Wireless Company ("CWC") provides digital wireless telephone services known as Personal Communications Services ("PCS") to its customers. CWC commenced commercial operations of its PCS system on May 1, 1998.

RESULTS OF OPERATIONS
   Net income during the first six months of 1998 was $7.7 million or $1.58 per common share, an increase of 94.5% over the first six months of 1997.
This increase reflects an after tax gain of $4.5 million ($.97 per common share) realized by the Company from the liquidation of its partnership interest in Berks Reading Area Cellular Enterprises (BRACE). It also includes an after tax loss of $1.2 million ($.26 per common share) caused by CWC's development, construction and start-up of its wireless communications system, commonly referred to as Personal Communications Services (PCS). Excluding the gain from the sale of BRACE and including the losses incurred in the development, construction and start-up of the PCS system, the Company's second quarter 1998 earnings per common share were 47.5% lower than its first quarter 1998 earnings and 43.2%. lower than its second quarter 1997 earnings. The consolidated financial statements of the Company and its subsidiaries for the six months ending June 30, 1998, include net incomes as follows:


       Local Exchange Carriers          $ 4.8 million
       Parent Company and Others*       $ 2.9 million



CONESTOGA ENTERPRISES, INC.

        *Including various subsidiaries that provide long distance, paging and wireless PCS, sale and lease of telecommunications equipment, and design and install telecommunications systems.


Operating Revenues

  Operating revenues for the six months ending June 30, 1998 were $30.8 million, compared to $25.9 million during the same period of 1997, an 18.7% increase. Operating revenues for the second quarter 1998 were $15.6 million a 13.6% increase over the second quarter of 1997 and a 3.0% increase over the first quarter of 1998. The increases in operating revenues over the first six months of 1997 by category are as follows:


                                   Increase/(Decrease)        %
                                      (In thousands)

       Local Service                  $  524                10.5%
       Access Service                  1,107                 9.4%
       Long Distance Service             528                11.0%
       Equipment Sales and Lease       1,809                78.8%
       Other (net of uncollectibles)     880                41.0%

   The operating revenues for the first six months of 1998 include operating revenues of INF totaling $3.5 million. INF was acquired by the Company on May 1, 1997.

   Local service revenues include regulated revenues of CTT and BVT. Both reported increases in local service revenues when compared with the first six months of 1997. Combined local service revenues were 12.5% higher in the second quarter of 1998 than in the second quarter of 1997, and 19.7% higher than the first quarter of 1998.

  The increase in local service revenues continues to be directly related to the growth in the number of telephone access lines in service. During the first six months of 1998 the access lines in service increased by 1,878 to a total of 73,017. Much of the increase was due to the installation of residential second lines and the increased demand for custom calling service features.

  The Company's total access revenues in the first six months of 1998 were $12.8 million, 9.4% higher than during the first six months of 1997. When comparing the second quarter of 1998 with the second quarter of 1997, access revenue increased 7.0% and compared with the first quarter of 1998, decreased
 .5%. CTT's and BVT's growth in access service revenues during the first six months of 1998 is due to an increase in combined interstate and intrastate minutes of use through their respective networks, and the interstate settlement process through the National Exchange Carrier Association (NECA).

   Long distance service revenues include CTT's and BVT's intralata toll revenues and CC's long distance service revenues. On August 1, 1997, CC commenced to

CONESTOGA ENTERPRISES, INC.

provide long distance services directly to its customers. During the first six months of 1998, CC's long distance service revenues were $2.1 million compared to $1.1 million during the same period of 1997. The Company's total long distance revenues increased 10.7% during the second quarter of 1998, when compared with the same quarter of 1997 and decreased 1.5% from the first quarter of 1998.

  Equipment Sales and Lease Revenues include CTT's and BVT's sale and lease of telephone equipment, CMS's sale and lease of pager equipment, and INF's equipment sales. In the first six months of 1998, equipment sales and lease revenues increased 78.8% when compared with the first six months of 1997. CTT, BVT and CMS together reported a 9.4% increase in equipment sales and lease revenues during the first six months of 1998. INF contributed $2.3 million of equipment sales revenue during this same period, which accounts for the large increase in equipment sales and lease revenues when comparing the first six months of 1998 and 1997. Equipment sales and lease revenues in the second quarter 1998 increased 33.4% over the second quarter of 1997 and 9.4% over the first quarter of 1998.

  "Other revenues" include CTT's and BVT's billing and collection revenues, and directory advertising revenue, as well as INF's facility management and consulting revenues. CTT's directory advertising revenues during the first six months of 1998 were lower than the first six months of 1997. A sign-on bonus for directory advertising in 1997 shifted additional directory advertising revenues to 1997. The acquisition of INF, which generated $1.2 million in "other revenues" during the first six months of 1998, was the cause of the increase in consolidated "other revenues" during that period. Other revenues in the second quarter of 1998 were 29.4% higher than the second quarter of 1997 and 9.4% lower than the first quarter of 1998.

Operating Expenses

  Operating Expenses for the six month period ending June 30, 1998 were $24.1 million compared to $18.6 million during the same period of 1997, a 29.7% increase. This increase was due in part to the acquisition of INF and the goodwill amortization resulting therefrom, and to the development and construction expenses of CWC for the PCS operations. When comparing the second quarter of 1998 with the second quarter of 1997, operating expenses are up 25.9%, and when compared with the first quarter of 1998 are up 13.2%.

  The increases in operating expenses over the first six months of 1997 are comprised of the following:

                                Increase/(Decrease)         %
                                    (In thousands)

     Plant Operations and
         Cost of Sales                $   872             13.3%
     Depreciation and Amortization        839             16.9%
     Customer Operations                3,107             78.3%
     Corporate Operations                 705             33.1%
     Taxes, other than income               5               .5%


CONESTOGA ENTERPRISES, INC.
 Plant operations and cost of sales expenses include local exchange carrier
 (LEC) expenses of CTT and BVT, as well as expenses from CMS, CWC and INF. CTT's plant operations and cost of sales expenses for the first six months of 1998 were down from the first six months 1997, due to lower digital switch software expense and to less intralata terminating minutes of use charges. The acquisition of INF accounted for $784 thousand in plant operations and cost of sales expense, and CWC added $890 thousand. Plant operations and cost of sales expenses were 16.5% higher when comparing the second quarter of 1998 with the second quarter of 1997, and when compared with the first quarter of 1998 up 28.8%.

   Depreciation and amortization expenses include charges from CTT, CMS, BVT, INF and CWC. They were 16.9% higher during the first six months of 1998 than the same period of 1997. CTT and BVT experienced normal increases in depreciation expenses for the first quarter of 1998 compared with the same period of 1997. INF accounted for $532 thousand of expenses of which $454 thousand was goodwill amortization expense resulting from the acquisition. CWC added $331 of depreciation expense, with the start up of the PCS operations.

   Customer operations expenses include expenses of all the subsidiaries of the Company. The local exchange carriers (CTT and BVT) recorded modest increases during the first six months of 1998, when compared with the same period of 1997. CC's customer operations expenses increased $1.4 million, due to additional costs for the long distance service offering. The acquisition of INF added $2.4 million of customer operations expense during the first six months of 1998 and CWC added another $258 thousand. Customer operations expense increased 53.5% during the second quarter of 1998 when compared with the second quarter of 1997, and increased 4.4% when compared with the first quarter of 1998.

  Corporate operations expenses include charges from all the subsidiaries of the Company. CTT's and BVT's corporate operations expenses for the six-month period ended June 30, 1998 were in line with the first six months of 1997. INF added $268 thousand to corporate operations expenses and CWC another
$338 thousand. When comparing the second quarter of 1998 with the second quarter of 1997 corporate operation expenses increased 28.1%, and when compared with the first quarter of 1998 increased 10.1%.

  Taxes, other than income, were about even when comparing the first six months of 1998 with the same period of 1997. When comparing the second quarter of 1998 with the second quarter of 1997 and the first quarter of 1998, operating taxes, other than income, decreased 5.0% and 5.4% respectively.

Other Income (Deductions), Net

  Interest expenses incurred during the first six months of 1998 exceeded those of the first six months of 1997 by $383 thousand, or 36.2%. In February 1998 the Company incurred additional long-term debt of $21 million at an interest rate of 6.22% to finance CWC's wireless PCS system.

   Income from unconsolidated partnership interests includes income from Berks Reading Area Cellular Enterprises ("BRACE"), which owned a partnership interest in the entity which provides cellular services in the Reading and Berks County area, and Penteledata Limited Partnership One which primarily provides Internet access.

CONESTOGA ENTERPRISES, INC.

  In May 1998, BRACE sold its cellular interest, liquidated and distributed its assets. Income for the first six months of 1997 included income from the Lancaster Area Cellular Enterprises ("LACE"), which provides cellular service in the Harrisburg, Lancaster and York metropolitan areas. On September 5, 1997, the Company sold its partnership interest in LACE. During the six months of 1998, the Company derived before tax earnings in the amount of $493 thousand from its interest in BRACE and recorded a before tax loss of $52 thousand from its interest in the Penteledata Limited Partnership One. Included in the six month period ended June 30, 1997 is $756 thousand from BRACE and LACE.

  The gain of $7.7 million on the sale of partnership interest during the six months ending June 30, 1998 was realized upon the liquidation of BRACE after its sale of its interest in the cellular enterprise serving the Reading and Berks County area.

    The Company's income during the first quarter of 1998 also includes a net capital gain of $102 thousand from the sale of certain equity securities held by the Company.

Income Taxes
  Income taxes for the first six months of 1998 were $6.2 million, an increase of 92.6% over the same period of 1997, primarily due to the sale of the BRACE partnership interest.

Financial Condition
  Cash and cash equivalents for the six months ending June 30, 1998 increased to $19.3 million, which reflects the additional debt added. The net cash provided by operating activities, decreased 2.7% to $8.3 million, compared with $8.6 million for the first six months of 1997. As of June 30, 1998, the Company had available lines of credit with two regional banks totaling $15 million.

  Capital expenditures through the first six months of 1998, except for the wireless PCS build out, were financed primarily by internally generated funds. No outside short term borrowing was required during this period.

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

  The long-term Senior Notes are unsecured but impose certain financial covenants upon the Company, including, but not limited to, restrictions upon types of investments, the amount of dividends paid and the incurrence of additional debt by the Company and its subsidiaries. The Company is currently in compliance with all loan covenants.

CONESTOGA ENTERPRISES, INC.

  The holders of the preferred stock may convert it into common stock at any time and may redeem it after May 31, 1998, at $65 per share. The Company believes that internally generated cash flow, along with existing lines of credit, will be adequate to fund any cash requirements for the redemption of preferred stock.

  As of June 30, 1998, the Company's debt (including the CEI $3.42 Series A Preferred Stock) to equity ratio was 44% debt to 56% equity.

   The Company from time to time buys back large blocks of its common stock as such stock becomes available. During the first quarter of 1998, the Company bought a block of 86,074 shares which is held as treasury stock.


Other

PCS SERVICE:

  During the first six months of 1998 CWC continued construction of its infrastructure with the goal of commencing operations. On May 1, 1998, CWC began commercial operation, offering wireless digital PCS in Berks, Union, Snyder, Northumberland and Montour counties in Pennsylvania. The PCS network will eventually cover the nine county area in which CWC was granted Federal Communication Commission (FCC) licenses.

   The complete PCS network will require significant investment of capital, which could be funded by additional debt, or equity, or a combination of the two. The Company believes that it has adequate debt capacity to finance any additional capital requirements to complete the PCS project build out.

  Since the Company will have invested up to $30 million in PCS by the end of 1998, the impact on 1998's financial statements will be significant. Interest and depreciation expense, will both increase substantially while CWC will just be building its customer base. The Company anticipates that the start up of CWC will negatively impact earnings for the next several years until CWC builds its customer base. PCS is a capital intensive, long term investment on the part of the Company and the Company believes that its low acquisition costs for its FCC licenses and its expertise in telephony will allow it to compete effectively in the PCS marketplace.

BRACE:

   On May 14, 1998, BRACE sold its interest in the Reading SMSA cellular partnership to Cellco Partnership, d.b.a. Bell Atlantic Mobile ("Bam"), which provides cellular wireless service in the Reading and Berks County area. The Company received $11.1 million for its 70% partnership interest in BRACE. The Company no longer has any investment in partnerships providing cellular service.


REGULATED INDUSTRY:

  CTT and BVT are subject to a rate making process regulated by the Pennsylvania Public Utility Commission (PUC) called "rate of return

CONESTOGA ENTERPRISES, INC.

regulation". An amendment to the Pennsylvania Public Utility Act passed in 1993 provides for streamlined rate regulation and a method for determining rates other than the rate of return regulation and procedures. This new regulation, referred to as Chapter 30, provides a price stability mechanism in which a telephone company's annual revenues from non-competitive services may be permitted to change in line with the gross domestic product price index, minus a productivity offset, with no limitation on earnings by the regulated company. In order for the Company to avail itself of the procedures permitted by Chapter 30, CTT and BVT must commit to providing universal broadband services by 2015. Both companies filed a Chapter 30 Plan on July 31, 1998.

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

  Management believes that competition will bring many new opportunities for the local exchange companies. Management is endeavoring to position the Company to take advantage of these opportunities as they arise, and remains optimistic about the future. In this regard, during 1997 CC received approval from the Pa. P.U.C. to provide 1+ long distance service. In addition, in February 1998, CC received Pa. P.U.C. approval to provide competitive local exchange service in the franchise territories of Bell Atlantic of Pa. and GTE.

Year 2000 Issues:

  The Company is heavily dependent on computer systems and utilizes a significant number of software programs and operating systems throughout the organization. To the extent the software applications are unable to interpret the calendar year 2000, some level of modification or replacement of these applications will be necessary. The Company is also very dependent on vendor compliance and will require them to represent that their systems are year 2000 compliant.

    The Company is on track with its year 2000 strategic action plan that will bring the Company's network and computer systems to year 2000 compliant by the second quarter of 1999, at an estimated cost of $400 thousand. This will include utilizing outside organizations to complete the project. No assurance can be given that the impact of the Company's failure to achieve substantial year 2000 compliance will not have a material adverse effect on the Company's business, financial condition or results of operations.

Forward-Looking Statements



CONESTOGA ENTERPRISES, INC.

   Management's Discussion and Analysis of Results of Operations and Financial Conditions relating to Liquidity and Capital Commitments, and other statements relating to anticipated growth, anticipated sources of funding for continuing operating activities and construction expenditures (see . . . above) constitute "forward-looking statements" as defined in the Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties, which could cause actual results or outcome to differ materially, from those expressed in forward-looking statements. The projections made herein are expressed in good faith and believed by the Company to have a reasonable basis, but there can be no assurance that actual outcomes or results will not differ materially from the expected outcomes or results described herein. Important factors that could cause actual results to differ materially from the forward-looking statements identified in this paragraph are discussed in the above reference sections and accompany such forward-looking statements.











ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE



PART II.  OTHER INFORMATION

ITEM 6(B) EXIBITS AND REPORTS ON FORM 8-K

NONE














CONESTOGA ENTERPRISES, INC.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE  __August 15, 1998__         ____________________
                                  Albert H Kramer
                                  President


DATE __August 15, 1998__         ____________________
                                 Donald R Breitenstein
                                 Controller