Form 10-Q
period 1998-09-30
CONESTOGA ENTERPRISES INC
filed 1998-11-13
CIK 854727

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

For quarter ended September 30, 1998
Commission File Number 0-24064

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

     Yes  X    No

As of September 30,1998, the number of shares of Common Stock, par value $5.00 outstanding was 4,644,376.

CONESTOGA ENTERPRISES, INC.

   CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

September 30, 1998,  September 30, 1997 and December 31, 1997
   ( In Thousands, Except Shares and Per Share Data)
                              ASSETS
                                                       9/30   9/30     12/31
                                                       1998    1997    1997

    Current Assets
      Cash and Cash Equivalents                     $12,763   $8,276   $2,517
      Accounts receivable, including unbilled
       revenue                                        7,431    7,748    6,895
      Inventories, at average cost                    1,574    1,072    1,104
      Prepaid expenses                                  209      233      214

                 Total Current Assets                21,977   17,329   10,730

     Investments and Other Assets
       Cost in Excess of Net Assets of Business Acqu 38,096   39,958   39,506
       Investments in partnerships                      449    3,749    2,979
       Investments in equity securities               2,655    1,886    2,308
       Prepaid Pension Costs                          2,563    2,320    2,423
       Other                                            715      506      772

                                                     44,478   48,419   47,988

     Plant
       In Service                                   149,409  126,471  126,337
       Under Construction                             4,593    1,977   10,778

                                                    154,002  128,448  137,115
       Less accumulated depreciation                 72,366   65,757   66,543

                                                     81,636   62,691   70,572


Total Assets                                       $148,091 $128,439 $129,290



    SEE NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS




CONESTOGA ENTERPRISES, INC.

   CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

September 30, 1998,  September 30, 1997 and December 31, 1997
   ( In Thousands, Except Shares and Per Share Data)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                       9/30   9/30     12/31
                                                       1998    1997    1997
   Current Liabilities

   Current maturities of long term debt              $3,000   $3,000   $3,000
   Accounts payable                                   3,045    3,340    4,858
   Accrued:
             Taxes                                      794    2,149      667
             Interest                                   229       52        0
             Payroll & Vacation Pay                   1,095      891    1,070
   Advance billings/Customer Deposits                   618      882      860

                 Total Current Liabilities            8,781   10,314   10,455

Long Term Liabilities
   Long Term Debt, less Current Maturities           41,500   23,500   23,250
   Accrued Post Retirement Cost                         921      711      749
   Other                                                947      751      987

                                                     43,368   24,962   24,986

Deferred Income Taxes                                 8,935    9,341    9,516


Convertible\Redeemable Preferred Stock
   Par value $65 per share; authorized 900,000
   shares; issued and outstanding; 9/30/98 - 184,084
    1997 -  196,618                                  11,965   12,780   12,780

Common Stockholders' Equity
  Common Stock  par value $5 per share; authorized
    10,000,000 shares; issued;
       9/30/98        9/30/97             12/31/97
    4,775,301      4,775,301            4,775,301    23,876   23,876   23,876
  Additional Paid-In Capital                         24,929   24,710   24,742
  Retained earnings                                  28,772   23,834   23,958
  Net unrealized appreciation on
                         marketable equity securitie  1,093      544      762
  Less cost of treasury stock;  9/30/98  130,925 shares
  9/30/97  81,325 shares   12/31/97  75,536 shares   (3,628)  (1,922)  (1,785)
                                                     75,042   71,042   71,553

    Total Liabilities and Stockholders' Equity     $148,091 $128,439 $129,290

    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 and 1997

                                         THREE MONTHS ENDED  NINE MONTHS ENDED
                                            1998     1997      1998    1997

Operating Revenues:
    Local  Service                          2,623    2,492    8,125    7,470
    Access Service                          6,564    6,506   19,392   18,227
    Long Dist. Service                      2,639    2,400    7,965    7,198
    Eguipment Sales & Lease                 2,766    3,136    6,872    5,433
    Other                                   1,404    1,337    4,429    3,482

                                           15,996   15,871   46,783   41,810

Operating Expenses:
    Plant Operations and Cost of Sales      4,138    4,092   11,561   10,643
    Depreciation and Amortization           3,127    2,704    8,939    7,677
    Customer Operations                     3,448    2,984   10,523    6,952
    Corporate Operations                    1,350    1,394    4,186    3,525
    Taxes, other than income                  495      569    1,476    1,545

                                           12,558   11,743   36,685   30,342

                Operating Income            3,438    4,128   10,098   11,468
Other Income(Deductions), Net:
    Interest Expense                         (714)    (520)  (2,155)  (1,578)
    Income from unconsolidated
                   partnerships interests      10      335      451    1,024
    Gain on Sale of Partnership Interest        0    1,983    7,749    1,983
    Other, Net                                288      273      786      483

                                             (416)   2,071    6,831    1,912

        Income Before Income Taxes          3,022    6,199   16,929   13,380

Income Taxes                               $1,304   $2,736   $7,509   $5,957


                   Net Income              $1,718   $3,463   $9,420   $7,423


Basic earnings per common share              0.33     0.7     1.92     1.51
Diluted earnings per common share            0.33     0.69    1.89     1.51
Dividends per common share                   0.305    0.305   0.915    0.905

    * Some amounts have been adjusted for comparative purposes.





CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1998 and 1997
         ( In Thousands, Except Per Share Data)
                                                                 1998    1997


  Net Income                                                    9,420   7,423
  Unrealized gains on Securities
       Unrealized holding gains
                              during period                       369     228
        Less: reclassification adjustment
           for gains included in net income                       (38)      0


  Comprehensive Income                                          9,751   7,651





CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
         ( In Thousands)
                                                       1998            1997
Cash Flows from Operating Activities
  Net Income                                          9,420           7,423
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation  and Amortization                    8,939           7,677
    Income from unconsolidated partnership interests   (450)         (1,024)
    Gain on sale unconsolidated partnership interest (7,749)         (1,983)
    Minority interest in loss of subsidiary               0             (10)
    Gain on sale of marketable securities              (102)              0
    Changes in assets and liabilities:
        (Increase) decrease in:
            Accounts Receivable                           (536)          147
            Material and supplies                         (471)          (39)
            Prepaid expenses                                 5            (3)
            Prepaid pension costs                         (140)         (172)
            Other Assets                                    56           156
        Increase (decrease) in:
            Accounts Payable                            (1,813)           (5)
            Accrued expenses and other current liabi       138         2,437
            Other liabilities                              132            31
            Deferred income taxes                         (703)         (300)
                                                        (2,694)         6,912


         Net cash provided by operating activities        6,726        14,335

Cash Flows From Investing Activities
 Purchase of Plant, net of removal costs and salvage     (18,591)      (6,245)
 Proceeds from sale of marketable equity securities          208            0
 Proceeds from surrender of life insurance policy              0          427
 Proceeds from sale of unconsolidated partnership interes 11,084        3,429
 Capital investments in unconsolidated partnershp interes   (355)        (237)
 Acquisition of business, net cash and cash equivalents        0          965

         Net cash used in investing activities            (7,654)      (1,661)

Cash Flows From Financing Activities
   Proceeds from long-term borrowing                      21,000        5,000
   Principal payments on long term borrowing              (2,750)      (6,549)
   Proceeds from issuance of stock under the
           employee stock purchase plan                       82            0
   Proceeds from issuance of stock under the
           dividend reinvestment plan                        516          436
   Common stock dividends paid                            (4,258)      (4,117)
   Preferred stock redemption                               (401)           0
   Preferred stock dividends paid                           (347)        (336)
   Purchase of common stock for the treasury              (2,668)        (788)

Net cash provided by (used in) financing activities       11,174       (6,354)

    Increase (decrease) in cash and cash equivalents      10,246        6,320
Cash and cash equivalents
          Beginning                                        2,517        1,957

          Ending                                          12,763        8,277


CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
         ( In Thousands)
                                                       1998            1997

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Payments for:
       Interest                                         1,926           1,495

       Income Taxes                                     6,056           4,344



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES

 Acquisition of business:
  Working Capital acquired, net of cash and cash equivalents   0          314
  Plant and other assets acquired                                       1,122
  Cost in excess of net assets acquired                                 2,722
  Long-term debt and other liabilities assumed                              0
  Redeemable preferred stock issued                                         0
  Common stock issued                                                  (5,123)

                     Cash Paid (Received)                                (965)












CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The December 31, 1997 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes included in Conestoga's 1997 Annual Report on Form 10-K.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2: LONG TERM DEBT
 Long term debt is summarized as follows:
              (In thousands)
                                     9/30/98    9/30/97    12/31/97

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

CONESTOGA ENTERPRISES, INC.

   Promissory note, interest payable
   quarterly at 6.89%. Quarterly principal
   payments of $250,000 through
   February 1, 2002 unsecured.         3,500     4,500      4,250

   Senior Note interest payable
   quarterly at 6.22%, quarterly
   principal payments of $750,000
   starting May 11, 2001 through
   February 11, 2008,
   unsecured                         21,000          0          0
                                    $44,500    $26,500    $26,250
     Less current Maturities          3,000      3,000      3,000
                                    $41,500    $23,500    $23,250

NOTE 3: Acquisitions

On May 1, 1997, the Company acquired all of the outstanding shares of Infocore, Inc. (INF), a telecommunications company based in King of Prussia, Pennsylvania. The Company issued 199,923 shares of common stock to Infocore, Inc. shareholders as consideration for all outstanding shares of Infocore, Inc. stock.
The acquisition has been accounted for as a purchase and the results of operations of INF since that date are included in the consolidated financial statements. The excess of purchase price over the book value acquired of $2,722,155 is being amortized over 36 months using the straight-line method.


NOTE 4: Comprehensive Income

The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income"' in June 1997. The Company adopted the provision of the new standard in the first quarter of 1998. In accordance with the statement, prior year financial statements have been reclassified in order to be consistent with the current year presentation.

NOTE 5: OTHER
 Certain items of the September 30, 1997 consolidated financial statements have been restated to conform to the September 30, 1998 financial statements. There was no impact on net income.

CONESTOGA ENTERPRISES, INC.

 Inventories, at average cost, are both material and supplies used to provide service, and equipment held for resale.


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE QUARTERLY INCOME STATEMENTS

   The Company has six operating subsidiaries. Conestoga Telephone and Telegraph Company ("CTT") provides regulated local telephone service in parts of Berks, Lancaster, Chester and Montgomery Counties, Pennsylvania. Buffalo Valley Telephone Company ("BVT") provides regulated local telephone service in parts of Union, North Umberland and Snyder Counties, Pennsylvania. Conestoga Communications, Inc. ("CC") provides long distance telephone service, as well competitive local exchange carrier services (CLEC).
Conestoga Mobile Systems, Inc. ("CMS") provides paging and related services. Infocore, Inc. ("INF") provides general consulting and telecommunications services and equipment to customers. Conestoga Wireless Company ("CWC") provides digital wireless telephone services known as Personal Communications Services ("PCS") to its customers. CWC commenced commercial operations of its PCS system on May 1, 1998.

RESULTS OF OPERATIONS
  Net income during the first nine months of 1998 was $9.4 million or $1.92 per common share, an increase of 27.2% over the first nine months of 1997. This increase reflects an after tax gain of $4.5 million ($.97 per common share) realized by the Company from the sale of its partnership interest in Berks Reading Area Cellular Enterprises (BRACE). It also includes an after tax loss of $2.2 million ($.48 per common share) caused by CWC's development, construction and start-up of its wireless communications system, commonly referred to as Personal Communications Services (PCS). Excluding the gain from the sale of BRACE and including the losses incurred in the development, construction and start-up of the PCS system, the Company's third quarter 1998 earnings per common share were 57.1% greater than its second quarter 1998.
The Company's third quarter 1998 earnings were 24.8% lower than the third quarter of 1997, excluding the gain from the sale of LACE during the third quarter of 1997. The consolidated financial statements of the Company and its subsidiaries for the nine months ending September 30, 1998, include net incomes as follows:

CONESTOGA ENTERPRISES, INC.

       Local Exchange Carriers          $ 6.6 million
       Parent Company and Others*       $ 2.8 million

        *Including various subsidiaries that provide long distance, paging and wireless PCS, sale and lease of telecommunications equipment, and design and install telecommunications systems.


Operating Revenues

  Operating revenues for the nine months ending September 30, 1998 were $46.8 million, compared to $41.8 million during the same period of 1997, an 11.9% increase. Operating revenues for the third quarter 1998 were $16.0 million a 0.8% increase over the third quarter of 1997 and a 2.4% increase over the second quarter of 1998. The increases in operating revenues over the first nine months of 1997 by category are as follows:


                                   Increase/(Decrease)        %
                                      (In thousands)

       Local Service                  $  655                 8.8%
       Access Service                  1,165                 6.4%
       Long Distance Service             767                10.7%
       Equipment Sales and Lease       1,439                26.5%
       Other (net of uncollectibles)     947                27.2%

   The operating revenues for the first nine months of 1998 include operating revenues of INF totaling $5.3 million. INF was acquired by the Company on May 1, 1997.

   Local service revenues include regulated revenues of CTT and BVT. Both reported increases in local service revenues when compared with the first nine months of 1997. Combined local service revenues were 5.2% higher in the third quarter of 1998 than in the third quarter of 1997, and 5.7% lower than the second quarter of 1998.

  The increase in local service revenues continues to be directly related to the growth in the number of telephone access lines in service. During the first nine months of 1998, the access lines in

CONESTOGA ENTERPRISES, INC.

service increased by 3,065 to a total of 74,204. Much of the increase was due to the installation of residential second lines and the increased demand for custom calling service features.

  The Company's total access revenues in the first nine months of 1998 were $19.4 million, 6.4% higher than during the first nine months of 1997. When comparing the third quarter of 1998 with the third quarter of 1997, access revenue increased 0.9% and compared with the second quarter of 1998, increased 2.6%. CTT's and BVT's growth in access service revenues during the first nine months of 1998 is due to an increase in combined interstate and intrastate minutes of use through their respective networks, and the interstate settlement process through the National Exchange Carrier Association (NECA).

  Long distance service revenues include CTT's and BVT's intralata toll revenues and CC's long distance service revenues. On August 1, 1997, CC began providing long distance services directly to its customers. During the first nine months of 1998, CC's long distance service revenues were $3.3 million compared to $1.7 million during the same period of 1997. The Company's total long distance revenues increased 10.0% during the third quarter of 1998, when compared with the same quarter of 1997, and were about even with the second quarter of 1998.

 Equipment Sales and Lease Revenues include CTT's and BVT's sale and lease of telephone equipment, CMS's sale and lease of pager equipment, and INF's equipment sales. In the first nine months of 1998, equipment sales and lease revenues increased 26.5% when compared with the first nine months of 1997. INF contributed $3.5 million of equipment sales revenue during the first nine months of 1998, which accounts for the large increase in equipment sales and lease revenues when comparing the first nine months of 1998 and 1997. Equipment sales and lease revenues in the third quarter of 1998 decreased 11.8% from the third quarter of 1997, due to a large installation billed during the third quarter of 1997, and increased 29.0% over the second quarter of 1998.

  Other revenues include CTT's and BVT's billing and collection revenues, and directory advertising revenue, as well as INF's facility management and consulting revenues. CTT's directory advertising revenues during the first nine months of 1998 were lower than the first nine months of 1997. A sign-on bonus for directory

CONESTOGA ENTERPRISES, INC.

advertising in 1997 shifted additional directory advertising revenues to 1997. The acquisition of INF, which generated $1.8 million in other revenues during the first nine months of 1998, was the cause of the increase in consolidated other revenues during that period. Other revenues in the third quarter of 1998 were 5.0% greater than the third quarter of 1997 and 2.4% lower than the second quarter of 1998.

Operating Expenses

  Operating Expenses for the nine month period ending September 30, 1998 were $36.7 million compared to $30.3 million during the same period of 1997, a 20.9% increase. This increase was due in part to the acquisition of INF and the goodwill amortization resulting therefrom, and to the development and construction expenses of CWC for the PCS operations. Operating expenses in the third quarter of 1998 were 6.9% higher than in the third quarter of 1997, and 2.0% lower than the second quarter of 1998.

  The increases in operating expenses over the first nine months of 1997 are comprised of the following:

                                Increase/(Decrease)         %
                                    (In thousands)

     Plant Operations and
         Cost of Sales                $   918             8.6%
     Depreciation and Amortization      1,262             16.4%
     Customer Operations                3,571             51.4%
     Corporate Operations                 661             18.8%
     Taxes, other than income             (69)            (4.5%)

 Plant operations and cost of sales expenses include local exchange carrier
(LEC) expenses of CTT and BVT, as well as expenses from CMS, CWC and INF. CTT's plant operations and cost of sales expenses for the first nine months of 1998 were down from the first nine months of 1997, due to lower digital switch software expense and to lower costs associated to less intralata terminating minutes of use. INF added $1.2 million in plant operations and cost of sales expense, and CWC added $1.5 million. Plant operations and cost of sales expenses were 1.1% higher in the third quarter of 1998 than the third quarter of 1997, and 1% lower than the second quarter of 1998.


CONESTOGA ENTERPRISES, INC.

   Depreciation and amortization expenses include charges from CTT, CMS, BVT, INF and CWC. They were 16.4% higher during the first nine months of 1998 than the same period of 1997. CTT and BVT experienced normal increases in depreciation expenses for the first three quarters of 1998 compared with the same period of 1997. INF accounted for $803 thousand of expenses of which $681 thousand was goodwill amortization expense resulting from the acquisition. Depreciation expense taken on the capital expenditures for the development, construction and start-up of CWC's PCS operations has added $680 thousand of depreciation expense.

   Customer operations expenses include expenses of all the subsidiaries of the Company. The local exchange carriers, CTT and BVT, recorded increases of 11.0% and 10.3% respectively during the first nine months of 1998, when compared with the same period of 1997. CC's customer operations expenses increased to $3.4 million from $1.3 million for the same period of 1997, due to additional costs for the long distance service offering. INF added $3.7 million of customer operations expense during the first nine months of 1998 and CWC added another $513 thousand. Customer operations expense increased 15.5% during the third quarter of 1998 when compared with the third quarter of 1997 and decreased 4.6% when compared with the second quarter of 1998.

  Corporate operations expenses include charges from all the subsidiaries of the Company. CTT's corporate operations expenses for the nine-month period ended September 30, 1998 increased 7.7%, when compared with the first nine months of 1997. BVT's decreased 13.6% due to one-time charges in the third quarter of 1997. INF added $406 thousand to corporate operations expenses and CWC added another $536 thousand. Corporate operation expenses decreased 3.2% during the third quarter of 1998 from the third quarter of 1997 and 9.2% from the second quarter of 1998.

 Taxes, other than income, decreased 4.5% during the first nine months of 1998 compared with the same period of 1997. Operating taxes, other than income, decreased 13.0% during the third quarter of 1998 compared with the third quarter of 1997 and 3.8% compared with the second quarter of 1998.




CONESTOGA ENTERPRISES, INC.

Other Income (Deductions), Net

  Interest expenses incurred during the first nine months of 1998 exceeded those of the first nine months of 1997 by $577 thousand, or 36.6%. In February 1998, the Company incurred additional long-term debt of $21 million at an interest rate of 6.22% to finance CWC's wireless PCS system.

  Income from unconsolidated partnership interests includes income from Berks Reading Area Cellular Enterprises ("BRACE"), which owned a partnership interest in the entity which provides cellular services in the Reading and Berks County area, and Penteledata Limited Partnership One which primarily provides Internet access. In May 1998, BRACE sold its cellular interest, liquidated and distributed its assets. Income for the first nine months of 1997 included income from the Lancaster Area Cellular Enterprises ("LACE"), which provides cellular service in the Harrisburg, Lancaster and York metropolitan areas. On September 5, 1997, the Company sold its partnership interest in LACE. During the first nine months of 1998, the Company derived before tax earnings in the amount of $493 thousand from its interest in BRACE and recorded a before tax loss of $42 thousand from its interest in the Penteledata Limited Partnership One. Income for the nine-month period ended September 30, 1997 included $1.2 million from BRACE and LACE.

    The gain of $7.7 million on the sale of partnership interest during the nine months ending September 30, 1998 was realized upon the liquidation of BRACE after the sale of its interest in the cellular enterprise serving the Reading and Berks County area. Included in the gain on the sale of partnership interest during the nine month period ending September 30, 1997, is $1.8 million which was realized upon the liquidation of LACE after its sale of its interest in the cellular enterprise serving the Harrisburg, Lancaster and York metropolitan areas.

    The Company's income during the first nine months of 1998 also includes a net capital gain of $102 thousand from the sale of certain equity securities held by the Company.




CONESTOGA ENTERPRISES, INC.

Income Taxes
  Income taxes for the first nine months of 1998 were $7.5 million, an increase of 26.1% over the same period of 1997, primarily due to the sale of the BRACE partnership interest.

FINANCIAL CONDITION
  "Cash and cash equivalents" for the nine months ending September 30, 1998 increased to $12.8 million, as a result of the additional debt of $21.0 million added in February, 1998. As of September 30, 1998, the Company had available lines of credit with two regional banks totaling $15 million.

  Capital expenditures through the first nine months of 1998, except for the wireless PCS build out, were financed primarily by internally generated funds. No outside short term borrowing was required during this period.

  Management believes that, except for the development and construction of the PCS network, the cash provided from operations will be sufficient to fund current capital projects. The Company borrowed $21 million, as mentioned above, to finance part of the development and construction of the PCS infrastructure, which is likely to be as much as $28 million by December 31, 1998.

  The long-term Senior Notes are unsecured, but impose certain financial covenants upon the Company including, but not limited to, restrictions upon types of investments, the amount of dividends paid and the incurrence of additional debt by the Company and its subsidiaries. The Company is currently in compliance with all loan covenants.

Preferred Stock
    The holders of the preferred stock are able to convert their shares into common stock at any time and after May 31, 1998 could redeem it at $65 per share. As of September 30, 1998, 6,370 shares have been converted into common stock and 6,164 shares have been redeemed for cash. The Company believes that internally generated cash flow, along with existing lines of credit, will be adequate to fund any cash requirements for the redemption of preferred stock.




CONESTOGA ENTERPRISES, INC.

  As of September 30, 1998, the Company's debt (including the CEI $3.42 Series A Preferred Stock) to equity ratio was 43% debt to 57% equity.

   The Company from time to time buys back large blocks of its common stock as such stock becomes available. During the first quarter of 1998, the Company bought a block of 86,074 shares which is held as treasury stock.

Other

PCS SERVICE:

  During the first nine months of 1998, CWC continued construction of its PCS infrastructure. On May 1, 1998, CWC began commercial operation of its PCS service, offering wireless digital PCS in Berks, Union, Snyder, Northumberland and Montour counties in Pennsylvania. The PCS network will eventually cover the nine county area in which CWC was granted Federal Communication Commission
(FCC) licenses.

   The complete PCS network will require significant investment of capital, which could be funded by additional debt or equity, or a combination of the two. The Company believes that it has adequate debt capacity to finance any additional capital requirements to complete the PCS project build out.

  Since the Company will have invested as much as $28 million in PCS by the end of 1998, the impact on 1998's financial statements will be significant. Interest and depreciation expenses will increase substantially, while CWC will just be developing its customer base. During the first nine months of 1998, the Company recognized operating expenses of $3.2 million resulting from the deployment of the PCS network. The Company anticipates that the start up of CWC will negatively impact earnings for the next several years until CWC builds its customer base. PCS is a capital intensive, long term investment on the part of the Company. The Company believes that its low acquisition costs for its FCC licenses and its expertise in telephony will allow it to compete effectively in the PCS marketplace. The PCS system will compliment CEI's objective to be a full service telecommunications provider.


CONESTOGA ENTERPRISES, INC.

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

   The telecommunication industry continues to undergo fundamental changes, which may have a significant impact on financial performance. The Federal Telecommunications Act of 1996 (TA 96) creates a regulatory environment that encourages competition. As rural companies, CTT and BVT are exempt from many of the most onerous aspects of competition, unless prospective competitors can pass a public interest standard and agree to offer service throughout the telephone companies' territories. In order to strengthen this position, CTT and BVT petitioned the Pa. P.U.C. for a suspension of the interconnection requirements of TA96, which requires local exchange carriers to provide access to their local facilities to competitors. A favorable ruling on the petition was received on March 26, 1998.

   In September 1998, CTT and BVT received favorable rulings from the PUC in regard to rate change filings filed in July 1998. These filings will more closely align rates with costs. They provide for decreases in access service rates and vertical service rates

CONESTOGA ENTERPRISES, INC.

accompanied by increases in basic local service rates. These filings represent an initial step in the process of revising rate structure in preparation for competition. The financial impact of these rate are estimated to initially reduce annual revenues $125,000.

   Management believes that competition will bring many new opportunities for the local exchange companies. Management is endeavoring to position the Company to take advantage of these opportunities as they arise, and remains optimistic about the future. In this regard, during 1997 CC received approval from the Pa. P.U.C. to provide 1+ long distance service. In addition, in February 1998, CC received Pa. P.U.C. approval to provide competitive local exchange service in the franchise territories of Bell Atlantic of Pa. and GTE. CC currently is providing 1+ long distance services to customers in both of CEI's franchise territories, as well as the service areas of other telephone companies. CC is also operational as a competitive local exchange provider in portions of the Bell Atlantic of Pa. service territory.

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

Forward-Looking Statements
  Management's Discussion and Analysis of the Quarterly Income Statements, Results of Operations and Financial Condition, PCS

CONESTOGA ENTERPRISES, INC.

Services, BRACE, Regulated Industry and Year 2000 issues, and other statements relating to anticipated growth, anticipated sources of funding for continuing operating activities and construction expenditures constitute "forward-looking statements" as defined in the Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties, which could cause actual results or outcome to differ materially, from those expressed in forward- looking statements. The projections made herein, are expressed in good faith and believed by the Company to have a reasonable basis, but there can be no assurance that actual outcomes or results will not differ materially from the expected outcomes or results described herein. Important factors that could cause actual results to differ materially from the forward-looking statements identified in this paragraph are discussed in the above referenced sections and accompany such forward-looking statements.




























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





DATE  __November 13, 1998__          \s\ Albert H Kramer
                                     Albert H Kramer
                                     President


DATE __November 13, 1998__          \s\ Donald R Breitenstein
                                    Donald R Breitenstein
                                    Controller