Form 10-K
period 1998-12-31
CONESTOGA ENTERPRISES INC
filed 1999-03-30
CIK 854727

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                   FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998  Commission File Number 0-24064



                          CONESTOGA ENTERPRISES, INC.

a Pennsylvania Corporation                         Employer IRS No. 23-2565087

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

Indicate the number of shares outstanding of each of the issuers' classes of Common Stock, as of the close of the period covered by this report.

          Class                       Outstanding at December 31, 1998

     *Common Stock, $5.00 par value                    6,975,276
                *(adjusted for 3-for-2 stock split declared in January, 1999)

The aggregate market value of the voting stock held by non-affiliates on February 26, 1999, was $135,936,769. The stock of the Company is traded on NASDAQ National Market (ticker symbol "CENI"). Therefore, the price is based on the most recent price at which the Company's stock has been traded.

     DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 1, 1999, are incorporated by reference into
Part III of this report.

                               PART I

ITEM 1.  BUSINESS

          Conestoga Enterprises, Inc. (CEI, or the Company) is a Pennsylvania corporation that is doing business as a holding company owning all of the
outstanding shares of the following operating companies:   Conestoga
Telephone and Telegraph Company (CTT); Buffalo Valley Telephone Company (BVT); Conestoga Communications, Inc. (CCI); Conestoga Mobile Systems, Inc. (CMS); Conestoga Wireless Company (CWC); and Infocore Inc. (INF). CEI's subsidiary CTT owns an 11.85% interest in the PenTeleData Limited Partnership I. CEI's subsidiaries until April, 1998 owned a 70% partnership interest in the Berks and Reading Area Cellular Enterprises Limited Partnership (BRACE); and until August, 1997 a 10 % interest in the Lancaster Area Cellular Enterprises (LACE).


          CTT and BVT are independent local exchange carriers, which furnish communication services, mainly local and toll telephone service in their respective service areas. CTT serves an area of approximately 300 square miles which includes parts of the counties of Berks, Chester, Lancaster, and Montgomery, in the Commonwealth of Pennsylvania. BVT serves an area of approximately 275 square miles in Union and Northumberland Counties in the Commonwealth of Pennsylvania. Both Companies services' are distributed through their telephone exchanges and systems of overhead and underground wire and cables. CTT's and BVT's entire telephone systems are digitally equipped. The population of CTT's service area is estimated to be 121,900, with an average annual growth rate of .76%. The population of BVT's service area is estimated to be 36,900, with an average annual growth rate of .45%.

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

ITEM 1.  BUSINESS  (Continued)

       CEI acquired INF on April 30, 1997. INF is a diversified telecommunications service company founded in 1981, which designs, installs and maintains telephone and computer systems and resells local exchange and toll services.

       CWC was formed on March 17, 1995 as a Limited Liability Company owned 60% by CEI and 40% by INF. The limited liability company was merged into a corporation by the same name on January 1, 1998, with the result that CEI now owns 100% of the outstanding shares of CWC, the corporation. CWC began providing digital wireless telecommunication services in Eastern and Central Pennsylvania in May 1998, pursuant to Federal Communications Commission PCS licenses.

       Northern Communications, Inc. (NCI) was organized in March 1981 as a non-regulated commercial enterprise operated for the resale of long distance
service.   During 1997, NCI's name was changed to Conestoga Communications,
Inc. (CCI) and CCI began operations as a full-service interexchange carrier. During 1998 CCI began operations as a Competitive Local Exchange Carrier
(CLEC), operating in adjacent Bell of Pennsylvania territories.

    PenTeleData Limited Partnership I provides data transmission and interconnection services, including Internet services.

       CEI liquidated its interest in BRACE in April 1998. BRACE was a limited partner in the Reading SMSA Limited Partnership, which provides cellular telephone service in the Reading metropolitan area.

    CEI sold its interest in LACE in August 1997. LACE was a limited partner in the Susquehana Cellular Communications Limited Partnership, which provides cellular telephone service in the Harrisburg, Lancaster and York metropolitan areas.

     CMS is engaged in the business of providing radio paging services in the Eastern and Central Pennsylvania regions.

     CEI's earnings for 1998 were impacted by several events as follows:

         1. INF was included in the consolidated financial reporting for the entire year.

         2. During the second quarter of 1998 the Company, through a subsidiary liquidated its 70% minority partnership interest in BRACE for $11.1 million, realizing a before tax gain of $7.7 million.

         3. CWC began commercial operations in the second quarter of 1998, after completing its initial phase of plant construction, and for the year incurred a loss of $3.9 million.


ITEM 1.  BUSINESS (Continued)

          Percentages of the Company's consolidated operating revenue in local, long distance, equipment sale and lease, and other services are shown on the following table:

                    1998      1997      1996      1995      1994
Local*               18%       18%       19%       19%       19%
Long Distance
 and Access          58%       61%       67%       67%        68%
Equipment Sales
      and Lease**    15%       13%        8%        9%         8%
Other***              9%        8%        6%        5%         5%
                    100%      100%      100%      100%       100%

             * CTT and BVT bill for local service on a flat rate basis.

            ** Includes revenues from CTT and  BVT for their nonregulated sales and lease of telecommunication equipment, CMS nonregulated sale and lease of pager equipment, INF sale and lease of telecommunications equipment and CWC sale of PCS equipment.

          *** Includes consulting revenue, rent revenues, billing and collection revenues, directory advertising revenues, net of uncollectible revenues.

       The local, long distance and access services' gross revenues, which are regulated by the Pa. Public Utility Commission and the Federal Communications Commission, contribute a greater percentage to net income than the more competitive nonregulated sale and lease gross revenues.

     On December 31, 1998, the Company had 74,780 telephone access lines in service, of which 18,200 served business customers, as set forth in the following table:

                                  ACCESS LINES BY COMPANY
                             YEAR
                             END          CTT              BVT
                             12/31        TOTAL           TOTAL
                             1994        44,176
                             1995        45,696
                             1996        48,133           19,086
                             1997        51,015           20,124
                             1998        53,829           20,951

          CTT had a total of 149 employees as of December 31, 1998, of which 93 were covered by one collective bargaining agreement. BVT had a total of 53 employees; INF had a total of 50; CWC had a total of 28, none of which are covered by a bargaining agreement.

ITEM 2.  PROPERTIES

      CTT, BVT, CWC and CMS are engaged in the business of furnishing communication service. Their properties do not lend themselves to description by character and location of principal unit because their plant is widely distributed in their service territories.

     As of December 31, 1998, investment in telephone plant in service by CTT and BVT consisted of the following categories and approximate percentages:

               A.   Digital Switching equipment   35%;

               B.    Land and buildings (occupied principally by digital
                 switching equipment) 4%;

               C.   Connecting lines not on subscribers' premises (a majority
                 of which are on or under public highways, streets, and alleys, and the remainder on or under private property) 56%;

               D.   General purpose computers  2%;

               E.     Motor vehicles, other work equipment and furniture and
                 office equipment 3%.

        As of December 31, 1998 investment in plant in service by CWC and CMS consisted of the following categories and approximate percentages:

                A.    Land, Buildings, and Towers   36%

                B.    Transmitters and terminal equipment   57%;

                C.    Customer premise equipment   1%;

                D.    Computers and other plant   6%.

CTT and BVT own most of their occupied buildings as well as most of the land on which the buildings are located. Several of the remote switching center buildings of CTT and BVT are located on leased properties, as are the towers of CWC. CTT, BVT and CWC are leasing some office space for corporate purposes.


           INF has fixed assets consisting of vehicles and furniture and fixtures. INF leases office space for its operations.

      Standard practices prevailing in the telephone industry are followed by both CTT and BVT in the construction and maintenance of their plant and facilities. Both consider their plant and facilities, as a whole, to be in sound physical and operating condition. Modernization of plant and facilities is very important in the telecommunications industry. CTT and BVT together added 8.7 miles of fiber optic cable during 1998 and at the end of 1998 had 448 miles of fiber optic cable in service. Software additions to both of their digital switches are added each year in order to fulfill the demand for enhanced service through the digital network.

ITEM 3.  LEGAL PROCEEDINGS

      As of December 31, 1998, there was no litigation that was material, as defined in Regulation S-K Item 103, pending against the Company and its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There was nothing submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

        (a) CEI's Common Stock is trading on the NASDAQ National Market under the Ticker Symbol "CENI". The high and low sales prices for each quarter of 1998 and 1997 are listed below.


             1998                           High              Low
           1st  Quarter                    $32.625          $28.75
           2nd Quarter                     $33.50           $32.00
           3rd Quarter                     $33.625          $31.50
           4th Quarter                     $35.25           $31.00

             1997                           High              Low
           1st  Quarter                    $26.75           $23.375
           2nd Quarter                     $26.75           $23.75
           3rd Quarter                     $29.00           $25.25
           4th Quarter                     $30.00           $28.00

          (b)  Approximate Number of Equity Security Holders.
                                           Approximate Number of
                                           Record Holders (as of
                  Title of Class           December 31, 1998)

                  Common Stock                    1,886 (1)

                  Preferred Stock                    64 (1)

                      (1)  Included in the number of stockholders of record are
                         shares held in "nominee"or "street" name.



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (continued)

             (C)  Dividends

          Payments of common stock dividends will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Company. During the years 1997 and 1998, the total cash dividend paid each year by the Company was $.81 per share adjusted for the 3-for-2 stock split . Dividends were paid quarterly throughout the years. Under the most restrictive covenants of the Company's debt agreement, $19,900,000 of the consolidated retained earnings is available for payment of cash dividends in 1999.
           During the second quarter of 1996 the Company issued Series A Convertible Preferred Stock. Cumulative dividends of $3.42 per share per annum are paid semi-annually. During 1997 and 1998 the total cash dividend paid per share was $3.42 per share.

ITEM 6.  SELECTED FINANCIAL DATA
  (in thousands, except shares and per share data)
                             1998       1997       1996        1995      1994

Selected Income Statement Data:

Operating Revenue          $62,833    $56,185     $42,899     $32,553  $31,703
Net Income                  10,352      9,314       8,506       6,531    6,294
Basic Earnings per
         Common Share*       $1.39      $1.25       $1.27       $1.13    $1.09
Diluted Earnings per
          Common Share*      $1.38      $1.25       $1.27       $1.13    $1.09
Cash Dividends declared
per Common Share*           $0.814     $0.806      $0.800      $0.800   $0.740
     *adjusted for announced 3-for-2 stock split declared January 1999 and 5% stock dividend February 1995

 Selected Balance Sheet Data:

Net Plant                 $ 87,385   $70,573    $62,934      $46,140   $45,599
Total Assets               150,609   129,290    119,852       58,595    55,799
Long-term Debt
  Less Current Maturities   41,250    23,250     27,218        4,645     5,035
Redeemable Preferred Stock  11,719    12,780     12,780           -         -
Stockholders' Equity        74,860    71,553     63,074       42,089    39,908


   When comparing 1996 through 1998 with 1995 and before, many of the variances are a direct result of the merger with BVT effective June, 1996 and INF effective May, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     In 1998, the Company achieved sound financial results and embarked upon significant change. Net income rose to $10.352 million or $1.39 per common share, compared to $9.314 million or $1.25 per common share in 1997, and $8.506 million or $1.27 per common share in 1996. The Company launched new businesses, a wireless telecommunications system, known as Personal Communications Service (PCS), and local telephone service outside of its local exchange service territories, known as Competitive Local Exchange Carrier service (CLEC). The Company liquidated its interest in the partnership which provides cellular telephone services in Berks County, Pennsylvania and reinvested the proceeds in its wireless telecommunications system. The continued strong operating performance of the Company's local networks and related markets provides the Company with the financial resources to meet the challenges of the rapidly changing telecommunications industry and to strengthen its position in existing markets and expand into new ones.

     Several developments significantly impacted the Company's 1998 financial results. Income increased as the result of the sale of the cellular partnership interest. Revenue increased as the result of the inclusion of Infocore, Inc. ("INF"), acquired in April, 1997, for all of 1998. The new business start-up and operating expenses of the Company's wireless telecommunications system and the direct provision of long distance services by Conestoga Wireless Company (CWC) and Conestoga Communications Inc (CCI), respectively, negatively impacted earnings.

    The Company's increase in revenues and expenses over the 1996 through 1998 period reflects the inclusion of the operations of INF and Buffalo Valley Telephone Company (BVT) in its consolidate d financial statement. The decline in operating income for financial accounting purposes during the same period resulted from the amortization of goodwill associated with the acquisitions of INF and BVT and the operating expenses of the new wireless and long distance businesses. The continued build-out and operating costs of the PCS network will negatively impact the Company's financial results in the near future.


RESULTS OF OPERATIONS:

REVENUES
0perating Revenues:
                                 Increase
                              (in thousands)
    1997-1998                   $   6,648                      11.8%
    1996-1997                      13,286                      31.0

    The 11.8% increase in Operating Revenues during 1998 resulted primarily from the acquisition of INF and the commencement of CCI's long distance service in the third quarter of 1997. INF generated $7.6 million and CCI

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

 generated over $4.8 million in revenues during 1998, compared with $4.4 million and $2.4 million, respectively, in 1997. Primarily for the same reasons and the inclusion of BVT acquired in June 1996, operating revenues increased 46.5% during the 1996 to 1998 period.

Local Service Revenues
                                 Increase
                              (in thousands)
    1997-1998                  $   1,299                        13.1%
    1996-1997                      1,603                        19.3

    Local Service Revenues are generated from the provision of local exchange services, including enhanced services, primarily by the Company's operating telephone subsidiaries, CTT and BVT. Enhanced services include Caller ID, Call Waiting and Return Call. These services are regulated by the Pennsylvania Public Utility Commission (PUC). In September 1998 CTT and BVT received approval from the PUC to "rebalance" their rates. The impact of this reduced intrastate access charges as well as some custom calling feature charges and increased local service rates in certain areas.

    The number of CTT's and BVT's access lines in service has increased substantially in recent years. This has been a major factor in the increase in CTT's and BVT's local service revenues. During 1998, the Company's telephone access lines in service increased 3,641, or 5.1%, to a total of 74,780 with CTT having 53,829 lines and BVT having 20, 951. During the past two years, the installation by residential customers of more than one access line, largely as a result of increasing Internet usage, has been a major factor in such increases. The Company anticipates that the number of access lines in service will continue to increase for the next few years, largely as a result of increased Internet usage.

    The inclusion of BVT for the full year 1997 had a major impact on the 19.3% growth in Local Service Revenues in 1997.

Access Service Revenues


                                 Increase
                              (in thousands)
    1997-1998                 $    1,265                         5.2%
    1996-1997                      4,779                        24.2

    Access Service Revenues consist of payments from end-user subscribers and from long distance carriers to access the Company's local exchange facilities to provide long distance services.

    Access Service Revenues increased by 30.7% during the 1996 to 1998 period. The inclusion of BVT for the full year 1997 provided 75% of the increase from 1996 to 1997. Total switched access minutes of use on the Company's networks increased 17.1 % during 1998. As mentioned above, intrastate access rates
were reduced in 1998.   We
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

 anticipate that access rates will decline as local competition in the telecommunications industry becomes more widespread. This could negatively impact future Access Service Revenues.

Long Distance Service Revenues

                                 Increase
                              (in thousands)
    1997-1998                $        893                     9.3%
    1996-1997                         704                     7.9

   Long Distance Service Revenues are derived from customer calls to locations outside of the customer's local calling area. CTT and BVT provide intralata toll services for calls outside of the customer's local calling area but within the same local access and transport area. CCI provides intralata and interlata toll services, the latter being for calls outside of the customer's local calling area and local access and transport area.

    Long distance revenues increased by 17.9% during the 1996 to 1998 period. In late 1997, CCI converted to a full service, facilities based interexchange carrier to offer full long distance service, in order to attract new long distance customers as well as retain its existing customer base. As a result, its long distance revenues almost doubled to $4.9 million in 1998 and the number of long distance customers increased by 59% to over 17,000.

     Long distance toll service is becoming increasingly competitive. The Pennsylvania Public Utility Commission adopted a regulation, effective January 1, 1998, requiring intralata toll competition within the Commonwealth of Pennsylvania, which decreased the intralata toll revenues from the local exchange carriers.

Equipment Sales and Lease Revenues
                                  Increase
                               (in thousands)
    1997-1998                  $   2,240                       30.5%
    1996-1997                      4,142                      129.6

    Equipment Sales and Lease Revenues include: (1) sale and lease of telephone equipment by CTT and BVT ; (2) sale and lease of pager equipment by CMS; (3) sale of telecommunication equipment by INF; and (4) sale of PCS wireless telephone equipment by CWC. Equipment Sales and Lease Revenues increased by 200% during the 1996 to 1998 period. The inclusion of the Equipment Sales and Lease Revenues of BVT and INF for the full years starting in 1997 and 1998, respectively, accounted for a large portion of the revenue increase. Modest growth was experienced during 1997 and 1998.




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

 Other Revenues
                                  Increase
                               (in thousands)
    1997-1998                 $       951                      19.8%
    1996-1997                       2,058                      74.7

    Other Revenues, (net of uncollectibles) include CTT and BVT revenues for directory advertising, rents, and billing and collection, and INF revenues for facility management and consulting services. Uncollectible accounts of all subsidiaries of the Company are netted against Other Revenues.

   Other Revenues increased 19.8% during 1998, largely as a result of the inclusion of INF for the full twelve months of 1998. Other Revenues increased by 109.2% during the 1996 to 1998 period. Billing and collection revenues of both CTT and BVT are non-growth items, while directory advertising revenues continue to increase. Uncollectible revenues were about .5% of total operating revenues in 1998, compared with .6% in 1997.

EXPENSES
Operating Expenses

                                  Increase
                               (in thousands)
    1997-1998                  $   9,630                        23.7%
    1996-1997                     11,798                        40.9

   The 23.7% increase in Operating Expenses in 1998 resulted from the acquisition of INF during the second quarter of 1997, and the business development costs of CCI and CWC. INF's operating expenses in 1998 were $8.3 million, of which $907 thousand was amortization of goodwill, compared with $5.2 million in 1997. CCI and CWC were both new ventures which required intensive advertising and marketing campaigns. CCI's expenses were $5.1 million and CWC's $5.7 million. The operating expenses of BVT also heavily impacted the 74.3% increase in operating expenses during the 1996 to1998 period.

Plant Operations and Cost of Sales Expenses

                                  Increase
                               (in thousands)
    1997-1998                      $    728                4.8%
    1996-1997                         5,574               58.0%

    Plant Operations and Cost of Sales Expenses include outside plant expenses, digital switching expenses, engineering
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

 expenses, cost of sales and other related administrative expenses. The expenses of CTT and BVT, the local exchange carriers, are primarily regulated expenses for network and outside plant maintenance. Cost of sales expenses are incurred by CTT, BVT, CWC and INF mostly for equipment sales and leases.

    Plant Operations and Cost of Sales Expenses increased by 65.6 % during the 1996 to 1998 period primarily as a result of the acquisitions of BVT and INF and the business development expenses of CCI and CWC.

Depreciation and Amortization Expenses

                                  Increase
                               (in thousands)
    1997-1998                   $    2,061                       19.8%
    1996-1997                        2,444                       30.8

   The increase in Depreciation and Amortization Expenses in 1998, was caused by the amortization of goodwill resulting from the acquisition of INF and, to a much greater extent, the depreciation of the capitalized costs of CWC's wireless system. The increase in Depreciation and Amortization Expenses during the 1996 through 1998 period also reflects the depreciation expenses and goodwill amortization expenses of BVT. Depreciation expense for 1998, computed by the straight-line method, totaled $10.6 million and equated to a 7.40% effective composite rate, compared with 7.08% for 1997.

Customer Operations Expenses

                                  Increase
                               (in thousands)
    1997-1998                    $   5,780                  67.4%
    1996-1997                        2,420                  39.3

    Customer Operations Expenses, including expenses from all of the Company's subsidiaries, consists of cost of services, customer services for ordering and billing, and marketing and advertising expenses. INF contributed $3.0 million, and CCI contributed $2.8 million, to the increase in Customer Operations Expenses in 1998. The acquisitions of BVT and INF contributed substantially to the 133.3% increase in Customer Operations Expenses in the 1996 through 1998 period.







MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

 Corporate Operations Expenses

                                  Increase
                               (in thousands)
    1997-1998                    $   1,019                22.1%
    1996-1997                        1,144                33.0

    Corporate Operations Expenses include regulatory, executive, and insurance expenses and professional fees, such as fees for legal and accounting services. These expenses include regulated expenses of CTT and BVT and expenses of CEI and the other subsidiaries. The increases in Corporate Operations Expenses in 1998 resulted from the inclusion of a full year of INF's corporate operations expenses in 1998 and expenses incurred by CCI and CWC in developing their businesses, especially expenses and fees related to the build-out of CWC's PCS system. Corporate Operations Expenses increased 62.3% during the 1996 through 1998 period .

Taxes Other than Income Taxes

                                  Increase
                               (in thousands)
    1997-1998               $          42             2.2%
    1996-1997                         216            13.0

    Taxes Other Than Income Taxes consist primarily of gross receipts, property, and capital stock taxes. The increase of 15.5% for the 1996 through 1998 period was primarily due to the inclusion of BVT after its acquisition in May, 1996.

Other Income/Expenses (net)

                                  Increase
                               (in thousands)
    1997-1998                  $   4,833                      315.1%
    1996-1997                      1,292                      533.9

     Other Income/Expenses (net) consist primarily of interest and dividend income, interest expense, income from unconsolidated partnership interests, and gains from the sale of unconsolidated partnership interests or assets.

    Interest expense increased 47.9% during 1998, primarily because the Company borrowed $21.0 million in long term debt in February, 1998, to finance the build-out of its PCS wireless telephone network. The 130.1% increase in interest expense during the 1996 through 1998 period also includes interest paid on $22.0 million of long term debt incurred by the Company to finance a portion of the acquisition of BVT in 1996.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

    The Company drew on a bank line of credit for interim financing in 1996, but did not draw thereon in 1997 and 1998. No balances remained on its bank lines of credit at the end of any year during the 1996 through 1998 period.

    In February, 1997, CTT obtained a $5.0 million unsecured term loan from a bank at an interest rate of 6.89% to refinance two 10-year unsecured term loans with interest rates at prime with ceilings of 8.5% and 8.4%, respectively. In June, 1997, BVT retired, without early payment penalty, a $1.4 million indebtedness with an interest rate of 8.5%.

     During 1998, the Berks and Reading Area Cellular Enterprises, limited partnership ("BRACE"), in which subsidiaries of the Company held a 70% interest, sold its 39% limited partnership interest in the Reading SMSA
Limited Partnership. The Reading SMSA Limited Partnership provides cellular telephone service in the Reading metropolitan area. The Company received
$11.1 million and realized a $7.7 million pretax gain upon the liquidation of BRACE after the sale. In 1997, the Company sold its interest in Lancaster
Area Cellular Enterprises (LACE) for $2.8 million and realized a pretax gain of $1.9 million. LACE, through the Susquehanna Cellular Communications Limited Partnership, provides cellular telephone service in the Lancaster SMSA. The Company recognized that CWC would be in direct competition with BRACE and LACE and sold its interests therein to raise capital to finance CWC's build-out of the PCS network. CTT owns an 11.85% limited partnership interest in the PenTeleData, L.P., which provides Internet access.

     BRACE's income for the relevant period was: $493 thousand in 1998; $1.4 million in 1997; and $1.1 million in 1996. LACE's income was $158 thousand in 1997 and $222 thousand in 1996.

Income Taxes

     Income taxes increased 10.3% during 1998. The income tax liability from the gain on the sale of the BRACE was partially offset by CWC's losses during its first year of operations. Income taxes increased 46.7% over the 1996 to 1998 period. The federal and state income tax rates over the period remained unchanged.


NET INCOME

                                  Increase
                               (in thousands)
    1997-1998                    $   1,038                     11.1%
    1996-1997                          808                      9.5

      1998 Net Income was $10.352 million, an increase as provided above. The $7.7 million pre-tax gain from the liquidation of BRACE after the sale of its interest in the Reading SMSA Limited Partnership was the primary cause of the increase in the Company's 1998 earnings. However, the net income of CTT and BVT, the local exchange carriers, increased by 14% to $8.3 million and 178 % to $1.2 million, respectively, primarily due to excellent growth in access lines and minutes of use on their networks.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

      As projected, 1998 net income was negatively impacted by the operating losses of CWC and CCI, and the goodwill amortization associated with the acquisitions of BVT and INF. Although net income increased 21.7% during the 1996 through 1998 period, the Company anticipates that net income will be negatively impacted in the near future as a result of (i) the expenses associated with CWC's build-out and development of the wireless PCS business,
(ii) the continued amortization of goodwill for BVT and INF and (iii) the loss of the income of BRACE and LACE.


FINANCIAL CONDITION

Liquidity and Capital Commitments

    Years Ended December 31,         1998             1997           1996
    Cash Flows From (Used In):

         Operating activities       $14,253         $17,427        $13,380

         Investing activities       (17,500)         (8,665)       (26,666)

         Financing activities         9,133          (8,202)        14,572


      The Company uses the net cash generated from its operations and from external financing to fund capital expenditures for network expansion and modernization, and invest in new businesses. The Company's sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that presently foreseeable capital requirements will be financed primarily through internally generated funds. Additional debt or equity financing may be needed to fund additional development activities or to maintain our capital structure to ensure our financial flexibility.

    On December 31, 1998, the Company had commitments totaling $2.9 million, including commitments to purchase equipment and materials to continue the upgrade of its telecommunications plant base and to build the PCS network. The Company plans to finance its projected capital budget requirements for 1999 totaling $20.7 million from internally generated funds, and possibly some short term financing.

Cash Flows From Operating Activities

   Our primary source of funds continues to be cash generated from operations. Taking into account net income plus the various adjustments for depreciation and amortization and eliminating the gain on sale of investment assets, the cash flows from operating activities in 1998 were $14 million. Although net income for accounting purposes is decreased by the amortization of the goodwill arising from the acquisitions of BVT and INF and the higher depreciation expenses arising from the capital investment in PCS, amortization and depreciation are non-cash expenses and, consequently, a source of cash that the Company can use for the capital investments necessary to maintain and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

 upgrade its network and build and develop PCS.

Cash Flows Used in Investing Activities

      Capital expenditures are the Company's primary use of cash resources. The Company's capital expenditures in 1998 included $7.5 million for the Company's local exchange operations and $20.8 million for the build-out and development of its PCS operation. The investment in local exchange operations was consistent with the investments made in 1996 and 1997. The investment in the PCS operation was $20.8 million in 1998 compared to $7.2 million in 1997 and $39,000 in 1996. The investments are made to support the Company's businesses in order to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of its networks. The investment in the PCS system is treated by the Company as an investment in a new business.

      During 1998, the Company received proceeds in excess of $11 million from the liquidation of its partnership interest in BRACE and in 1997 received approximately $2.8 million from the sale of its partnership interest in LACE. In 1998, it also received proceeds totaling $220,000 from the sale of equity securities.

      Substantial amounts of additional capital will be needed for the
remaining build-out of  the PCS network.   CWC's capital requirements over the
next several years to complete the build out of its entire PCS network could exceed $25 million. Additional financing could come from (1) internal sources, (2) long term debt, (3) common stock issue, or a combination of the three.


Cash Flows Used in Financing Activities

      As in prior years, dividend payments were a significant use of cash. In 1998 the Company paid dividends totaling $6.3 million and expended $2.7 million to purchase common stock for its treasury and $647,000 to redeem preferred stock.

      In 1998, the Company borrowed $21 million to finance the capital requirements for the build-out and develop of CWC's wireless PCS network. At the end of 1998, the Company also had two unused bank lines of credit in the amounts of $5 million and $10 million, respectively.

      In January, 1998, the Company in a private transaction purchased 86,074 shares of common stock at $31.00 per share. In September, 1996 the Company undertook to repurchase up to one hundred thousand shares of common stock on the open market or in negotiated transactions at a maximum price of $24.00 per share depending on market conditions and other factors. As of June 30, 1997, the close of the offer, the Company had purchased 91,273 common shares at an average price of $23.632 per share. Some of these shares have been reissued under the Company's Dividend Reinvestment Plan and Employee Stock Purchase Plan. As of December 31, 1998, a balance of 187,675 of these shares, as adjusted for the 3 for 2 split, remained in Treasury.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

 Equity Investments

      The Company has continued to invest in the future of the telecommunications industry through the ownership of the publicly traded stock of other telecommunication companies. During 1998, the Company's total investment in this stock increased due to unrealized appreciation. The current market value of the Company's investment stock is $3.3 million. Management views this investment as a source of future liquidity. In February, 1998, the Company sold some of its investment stock for $220,000.


OTHER FACTORS

Personal Communication Services (PCS)

      CWC began commercial operations as a provider of wireless telecommunications services in May, 1998. By the end of the year it had 70 base stations in service throughout the Reading, Sunbury and Williamsport areas. CWC plans to put an additional 27 base stations into service during 1999, to augment coverage in those markets.

      CWC holds licenses to provide wireless services known as Personal Communication Services ("PCS") in radio spectrum in the D and F blocks. PCS is a wireless communications service based on lower power and a higher frequency bandwidth than cellular service. PCS is anticipated to be more reliable, of better quality and less expensive for the customer, than cellular. The Basic Trading Areas in which CWC holds licenses are Reading, Pottsville, Sunbury, and Williamsport, Pennsylvania, covering nine counties in Pennsylvania.

      Management views participation in PCS as an important part of its future business. PCS is expected to be a reliable, convenient and inexpensive vehicle for providing wireless telephone service. It will provide the Company with an opportunity to expand its business into neighboring territories while maintaining the Company's current customer base.

      The development of the PCS network and business is subject to the risks and delays associated with the design and construction of the wireless system and the commencement of a new business. The Company has already invested almost $28 million in the PCS network and business and could invest an additional $25 million over the next five years. The Company has projected PCS operating losses for the near future. The capital cost of the PCS system, the depreciation expense of the PCS assets, and the projected PCS operating losses will significantly impact the Company's earnings.

Effects of Substantial Indebtedness and Preferred Stock on Future Operations

      At December 31, 1998, the Company had approximately $44.3 million of long term debt outstanding and approximately $11.7 million of redeemable preferred stock, compared to approximately $74.9 million of common equity. This resulted in a ratio of 43% debt and preferred stock to 57% equity. At
December 31, 1997 the ratio was 35% debt to 65% equity. The increased debt ratio reflects the debt incurred in February, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

      Although a higher level of debt and preferred stock is not unusual in the telecommunications industry, the additional debt and preferred stock may have important consequences on the Company's future operations, including: (i) the Company will incur additional interest expense and significant principal repayment obligations; (ii) the Company is subject to significant unscheduled preferred stock redemption obligations; (iii) the Company's increased leverage may make it more vulnerable to economic downturns and reduce its flexibility in responding to changing business and economic conditions; and (iv) payment of dividends on the Company's common shares may be restricted by the level of financial resources needed to service the Company's additional debt and preferred stock.

Regulated Industry

      CTT, and BVT are subject to a rate making process regulated jointly by the Pennsylvania Public Utility Commission (PUC) and the Federal Communications Commission (FCC) called "rate of return regulation". An amendment to the Pennsylvania Public Utility Act passed in 1993, provides for streamlined rate regulation and a method for determining rates other than the rate of return regulation and procedures for the state jurisdiction. This new regulation referred to as Chapter 30, provides a price stability mechanism in which a telephone company's annual revenues from non-competitive services may be permitted to change in line with the gross domestic producer price index, minus a productivity offset, with no limitation on earnings by the regulated company. In order for the Company to avail itself of the procedures permitted by Chapter 30, CTT and BVT must commit to providing universal broadband
services by 2015.   Both Companies filed Chapter 30 Plans in July 1998 and
approval is expected in June 1999.

      The telecommunication industry continues to undergo fundamental changes, which may have a significant impact on financial performance. The Federal Telecommunications Act of 1996, creates a regulatory environment that encourages competition. As rural companies, CTT and BVT are exempt from many of the most onerous aspects of competition, unless prospective competitors can pass a public interest standard and agree to offer service throughout the telephone companies' territories. In addition, in March 1998 CTT and BVT received approval by the Pennsylvania PUC of a petition that has significantly strengthened the companies' competitive position.

      Management believes that competition will continue to bring many new opportunities for the local exchange companies. Management is endeavoring to position the Company to take advantage of these opportunities as they arise, and remains optimistic about the future. During 1998 CCI significantly grew its long distance business both in the CTT and BVT franchise territories, as well a surrounding areas. In addition CCI's competitive local telephone business became operational in 1998 and began offering service in Bell Atlantic's franchise territory. Strong growth in this business segment is anticipated in 1999.

Accounting for the Effects of Certain Types of Regulation ("SFAS 71")

      The Company follows the accounting statement which recognizes the economic effect of rate regulation by recording costs and return on investment as such amounts are recovered through regulatory authorized rates. As of December 31, 1998, the Company had no regulated assets but had regulated liabilities totaling $940 thousand. The Company currently expects to follow the accounting practices prescribed by SFAS 71 in the foreseeable future, but, if the Company discontinued this practice, the effect of writing off any regulatory assets and liabilities would not be material to the Company's operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Year 2000 Potential Problems

      The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Act.

      The Year 2000 (Y2K") problem arises from the use of a two-digit field to identify years in computer programs, e.g., 85=1985, and the assumption of a single century, the 1900s. Any program so created may read, or attempt to read, "00" as the year 1900. There are two other related issues which could also lead to incorrect calculations or failure, such as (i) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and (ii) the year 2000 is a leap year. Accordingly, some computer hardware and software, including programs embedded within machinery and parts, will need to be modified prior to the year 2000 in order to remain functional.

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

      The Company is addressing the year 2000 problem. It has appointed a task force to assess the scope of the risk and to bring its applications into compliance. This has included utilizing outside service organizations. Conestoga's digital network and all major billing and information systems have been tested and should be ready for the year 2000. Potential problems which are out of the Company's control could present themselves, such as customer-owned premise equipment that is attached to Conestoga's network. The potential costs from such third party problems are difficult to estimate.
No assurance can be given that all of the Company's third party systems are or will be Year 2000 compliant. However, the Company does not believe that the costs required to address such problems will have a material adverse effect on the Company's business, financial condition or results of operations, but it cannot be certain given the complexities of the interactions of its systems with the systems of third parties.

Effects of Inflation
         It is the opinion of management that the effects of inflation on operating revenues and expenses over the past three years have been immaterial. Management anticipates that this trend will continue in the near future.


Forward-Looking Statements

      Information contained above in this Management's Discussion and Analysis and elsewhere in this Annual Report with respect to expected financial results and future events and trends is forward-looking, based on our estimates and assumptions and subject to risks and uncertainties. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

      The following important factors could affect the future results of our company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) changes in economic and market conditions; (ii) effects of state and federal regulation; and (iii) the impact of new technologies. You should not place undue reliance on these forward-looking statements, which are applicable only as of the date hereof. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.




ITEM 7A.  QUANTITATIVE  and QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

        The Company does not invests funds in derivative financial instruments or other market risk sensitive instruments for any purpose. Furthermore, management believes that the market risk of its fixed-rate debt is immaterial to the Company's financial statement as a whole.





Part II
Item 8. Financial Statements and
Supplementary Data






INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Conestoga Enterprises, Inc.
Birdsboro, Pennsylvania


    We have audited the accompanying consolidated balance sheets of Conestoga Enterprises, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conestoga Enterprises, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                      BEARD & COMPANY, INC.
                                                     Reading, Pennsylvania

January 20, 1999, except for Note 2,
as to which the date is January 26, 1999









CONESTOGA ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

December 31,                                   1998             1997
                            (In Thousands, Except Shares And Per Share Data)
			ASSETS

CURRENT ASSETS
	Cash and cash equivalents	$	8,403	$	2,517
	Accounts receivable, including
        unbilled revenue                        7,840           6,895
	Inventories, at average cost 		1,520		1,104
        Prepaid taxes                             332             -
        Prepaid expenses                          127             214

               Total current assets            18,222          10,730

INVESTMENTS AND OTHER ASSETS
	Cost in excess of net assets of
        businesses acquired,less amortization
        1998 $ 3,994; 1997 $ 2,144             37,626          39,506
        Investments in partnerships               415           2,979
        Investments in equity securities        3,306           2,308
        Prepaid pension costs                   2,730           2,423
        Other                                     925             772

                                               45,002          47,988

PLANT
        In service                            157,414         126,337
        Under construction                      4,991          10,778
                                              162,405         137,115
        Less accumulated depreciation          75,020          66,543

                                               87,385          70,572











                                      $       150,609 $       129,290


See Notes to Consolidated Financial Statements.






December 31,                                   1998             1997
                       (In Thousands, Except Shares And Per Share Data)

        LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
	Current maturities of
            long-term debt             $        3,000   $       3,000
        Accounts payable                        5,777           4,858
	Accrued expenses:
                Payroll and vacation pay        1,065           1,070
                Taxes                             -               667
                Other                           1,019             860

                Total current liabilities      10,861          10,455

LONG-TERM LIABILITIES
	Long-term debt, less current
             maturities                        41,250          23,250
        Accrued postretirement cost               960             749
        Other                                     934             987

                                               43,144          24,986

DEFERRED INCOME TAXES                          10,025           9,516

COMMITMENTS

REDEEMABLE PREFERRED STOCK, par value $ 65
     per share; authorized 900,000 shares;
     issued and outstanding 1998 180,289
     shares; 1997 196,618 shares;
     $ 3.42 cumulative dividends               11,719          12,780

COMMON STOCKHOLDERS' EQUITY
     Common stock, par value $ 5 per share;
     authorized 10,000,000 shares; issued
     1998 7,162,951 shares; 1997 4,775,301
     shares                                    35,814          23,876
        Additional paid-in capital             13,018          24,742
        Retained earnings                      27,972          23,958
	Accumulated other comprehensive
        income                                  1,523             762
	Less cost of treasury stock 1998
        187,675 shares; 1997 75,536 shares     (3,467)         (1,785)

                                               74,860          71,553

                                      $       150,609 $       129,290






CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

Three Years Ended December 31,          1998         1997             1996
                                     (In Thousands, Except Per Share Data)
Operating revenues:
        Local service         $       11,191  $       9,892   $       8,289
        Access service                25,763         24,498          19,719
        Long distance service         10,535          9,642           8,938
        Equipment sales and lease      9,579          7,339           3,197
        Other                          5,765          4,814           2,756

                                      62,833         56,185          42,899

Operating expenses:
	Plant operations and
              Cost of Sales           15,907          15,179          9,605
        Depreciation and amortization 12,448          10,387          7,943
        Customer operations           14,352           8,572          6,152
        Corporate operations           5,634           4,615          3,471
        Taxes other than income        1,922           1,880          1,664

                                      50,263          40,633         28,835

                 Operating income     12,570          15,552         14,064

Other income (expense), net:
        Interest expense              (2,984)         (2,017)        (1,297)
	Income from unconsolidated
           partnership interests         424           1,345          1,256

	Gain on sale of unconsolidated partnership
                interests               7,740          1,890           -
         Interest and dividend income     826            307            277
      Other, net                          361              9              6

                                        6,367          1,534            242

         Income before income taxes    18,937         17,086         14,306

Income taxes                            8,585          7,782          5,853

         Income before minority
                 interest              10,352          9,304          8,453

Minority interest in net loss
              of subsidiary               -               10             53

               Net income      $       10,352  $       9,314   $      8,506

Basic earnings per share       $       1.39    $       1.25    $       1.27

Diluted earnings per share     $       1.38    $       1.25    $       1.27


See Notes to Consolidated Financial Statements.


CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

       Three Years Ended December 31, 1998, 1997 and 1996


                                                                   Additional
                                            Common Stock             Paid-In
                                         Shares        Amount     Capital
                              (In Thousands, Except Shares And Per Share Data)

Balance, December 31, 1995              3,848,922     $  19,244  $     4,769
      Comprehensive income:
          Net income                            -           -            -
          Change in net unrealized gains (losses)
          on securities                         -           -            -

            Total comprehensive income

          Common stock dividends
               ($ 0.80 per share)               -            -           -
          Preferred stock dividends             -            -           -
          Common stock issued for
            business acquired              719,578         3,598      15,651
          Purchase of common stock
            for the treasury                    -            -           -

        Balance, December 31, 1996       4,568,500        22,842      20,420
          Comprehensive income:
             Net income                         -            -           -
            Change in net unrealized gains
           (losses) on securities               -            -           -

                    Total comprehensive income

           Common stock dividends
                ($ 0.81 per share)              -            -           -
           Preferred stock dividends            -            -           -
           Issuance of stock under
             employee stock purchase plan       -            -            10
           Issuance of stock under
             dividend reinvestment plan       6,878           34         189
           Common stock issued for
             business acquired              199,923        1,000       4,123
           Purchase of common stock
             for the treasury                    -            -           -

        Balance, December 31, 1997        4,775,301       23,876      24,742
         Comprehensive income:
           Net income                            -            -           -
           Change in net unrealized
            gains (losses) on securities,
            net of reclassification adjustment   -            -           -

                    Total comprehensive income

           Common stock dividends
              ($ 0.81 per share)                 -            -           -
           Preferred stock dividends             -            -           -
           Issuance of stock under
             employee stock purchase plan        -            -           13
           Issuance of stock under
             dividend reinvestment plan          -            -          120
           Conversion of preferred shares        -            -           81
           Purchase of common stock for
                     the treasury                -            -            -
           3-for-2 stock split in the form
           of a 50% stock dividend        2,387,650       11,938     (11,938)

        Balance, December 31, 1998        7,162,951    $  35,814  $   13,018


       See Notes to Consolidated Financial Statements.






	                  Accumulated
                          Other
    Retained	          Comprehensive	       Treasury Stock
    Earnings               Income         Shares         Amount       Total

    $   17,727        $        348           -      $       -    $    42,088

         8,506                  -            -              -          8,506
           -                   (32)          -              -            (32)

                                                                       8,474

        (5,033)                 -            -              -         (5,033)
          (336)                 -            -              -           (336)
           -                    -            -              -         19,249
           -                    -        (58,400)        (1,369)      (1,369)

        20,864                 316       (58,400)        (1,369)      63,073

         9,314                  -             -             -          9,314
           -                   446            -             -            446

                                                                       9,760

        (5,548)                 -              -            -         (5,548)
          (672)                 -              -            -           (672)
           -                    -           3,531            83           93
           -                    -          12,206           289          512
           -                    -              -            -           5,123
           -                    -         (32,873)         (788)         (788)

        23,958                  762       (75,536  )     (1,785)       71,553

        10,352                  -              -            -          10,352

           -                    761            -            -             761

                                                                       11,113

        (5,675)                 -              -            -          (5,675)
          (663)                 -              -            -            (663)
           -                    -            3,565           96           109
           -                    -           20,901          557           677
           -                    -           12,027          333           414
           -                    -          (86,074)      (2,668)       (2,668)
           -                    -          (62,558)         -              -

      $ 27,972          $     1,523       (187,675)   $  (3,467)     $ 74,860










CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Years Ended December 31,        1998          1997           1996
                                                 (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                 $ 10,352    $    9,314       $  8,506
     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization   12,448        10,387          7,943
     Income from unconsolidated partnership
        interests                      (424)       (1,345)        (1,256)
     Gain on sale of unconsolidated partnership
        Interest                     (7,740)       (1,890)            -
     Gain on sale of nonregulated
        property                        (63)         (181)            -
     Gain on sale of equity
        securities                      (73)            -             -
     Minority interest in loss of
        subsidiary                        -           (10)           (53)
     Change in assets and liabilities, net of
        effects from acquisition of business:
        (Increase) decrease in:
            Accounts receivable        (945)        1,000           (406)
            Materials and supplies     (416)          (71)           377
            Prepaid expenses           (245)           15            497
            Prepaid pension costs      (307)         (274)          (165)
            Other assets               (220)          304           (565)
        Increase (decrease) in:
            Accounts payable          2,116          (890)        (1,529)
            Accrued expenses and other current
              Liabilities              (513)        1,151            (36)
            Other liabilities           158           306            405
            Deferred income taxes       125          (389)          (338)

         Net cash provided by operating
            activities               14,253        17,427         13,380

CASH FLOWS FROM INVESTING ACTIVITIES
	Purchase of plant, net of
          removal costs and salvage
          from retirements          (28,594)      (14,424)        (7,354)
	Proceeds on sale of
          nonregulated property         146           734             -
	Capital investments in
          unconsolidated partnership
          interests                    (356)         (237)            -
	Capital distributions from
          unconsolidated partnership
          interests                      -          1,091            432
	Proceeds from sale of
          unconsolidated partnership
          interest                   11,084         2,779             -
	Proceeds from sale of
          equity securities             220            -              -
	Proceeds from surrender of
          life insurance policies         -           427             -
	Acquisition of business,
          net of cash and cash
          equivalents acquir              -           965         (19,744)

        Net cash used in
          investing activities      (17,500)       (8,665)        (26,666)





CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Three Years Ended December 31,        1998           1997          1996
                                                (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
	Proceeds from long-term
          borrowings             $   21,000     $   5,000       $  22,000
	Principal payments on
          long-term debt             (3,000)       (6,799)           (390)
	Borrowings on line of
          credit                         -             -              900
	Principal payments on
          line of credit                 -             -           (1,400)
	Proceeds from issuance
          of stock under the employee
          stock purchase plan           109            93              -
	Proceeds from issuance
          of stock under the dividend
          reinvestment plan             677           512              -
	Common and preferred dividends
          paid                       (6,338)       (6,220)         (5,369)
	Purchase of common stock
          for the treasury           (2,668)         (788)         (1,369)
        Redemption of preferred stock  (647)           -               -
        Minority interest investment
          in subsidiary                  -             -              200

        Net cash provided by (used in)
          financing activities        9,133        (8,202)         14,572

        Increase in cash and
          cash equivalents            5,886           560           1,286

Cash and cash equivalents:
        Beginning                     2,517         1,957             671

        Ending                   $    8,403      $  2,517     $     1,957

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
	INFORMATION
	Cash payments for:
                Interest         $    2,826      $  1,980     $     1,297

                Income taxes     $    9,591      $  7,544     $     6,066

SUPPLEMENTAL SCHEDULE OF NONCASH
      INVESTING AND FINANCING ACTIVITIES
      Acquisition of business:
         Working capital acquired, net of cash and
         cash equivalents 1997 $ 967;
         1996 $ 5,459            $      -        $     314    $       977
         Plant and other assets
           acquired                     -            1,098         16,924
         Cost in excess of net
           assets acquired              -            2,746         38,904
         Long-term liabilities
           assumed                      -               -          (5,033)
         Redeemable preferred
           stock issued                 -               -         (12,780)
         Common stock issued            -           (5,123)       (19,248)

                                  $     -         $   (965)    $   19,744

See Notes to Consolidated Financial Statements.


CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1
SIGNIFICANT ACCOUNTING POLICIES

 Principles of consolidation and nature of operations:
   The consolidated financial statements include the accounts of Conestoga Enterprises, Inc. (CEI) and its subsidiaries. CEI's wholly-owned operating subsidiaries include:

      The Conestoga Telephone and Telegraph Company (CTT) and Buffalo Valley Telephone Company (BVT), which are independent local exchange carriers providing both regulated and nonregulated communication services.

      Conestoga Communications, Inc. (CCI), which provides long distance services.

      Conestoga Mobile Systems, Inc. (CMS), which provides paging communication services.

      Conestoga Wireless Company (CWC), which provides personal communication services (PCS).

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

    Cost in excess of net assets of busines acquired:
        The excess of the acquisition cost over the net assets of the businesses acquired are being amortized by the straight-line method over 3 to 40 years. Management continually reviews the appropriateness of the carrying value of the excess acquisition cost and the related amortization period.

    Investments:
        All marketable equity securities are classified as available for sale. These securities are recorded at fair value based on quoted market prices, and unrealized gains, net of taxes, are reported in other comprehensive income. Gains and losses are determined using the specific-identification method.

        The Company is accounting for its investments in partnerships by the equity method.

    Plant and depreciation:
        Plant is recorded at cost. Depreciation is computed by the straight-line method. Rates used for calculating depreciation are based on the economic useful lives of the assets. The effective composite depreciation rates for the years 1998, 1997 and 1996 were 7.40%, 7.08% and 6.93% respectively.

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

    Income taxes:
        Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis and net operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1
SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Employee benefits (continued):
    401(k) savings plans:
        The Company has contributory 401(k) savings plans for substantially all employees. The Company contributes matching amounts for participating employees in accordance with the provisions of the plans. The Company contributed approximately $ 404,000, $ 312,000 and $ 230,000 to the plans for 1998, 1997 and 1996 respectively.

    Deferred compensation agreement:
        The Company has a deferred compensation agreement with an officer which provides benefits payable to him upon retirement. The estimated liability under the agreement is being accrued over the expected remaining years of employment.

    Reclassification:
        Certain items on the 1997 and 1996 financial statements have been reclassified to conform to the 1998 financial statement presentation. Such reclassification had no impact on net income.


2
SUBSEQUENT EVENT - STOCK SPLIT

    On January 26, 1999, the Company's Board of Directors authorized a 3-for-2 stock split effected in the form of a 50% stock dividend to be distributed on May 14, 1999 to stockholders of record on April 15, 1999. Accordingly, stockholders' equity was restated to give retroactive recognition to the stock split by increasing common stock by 2,387,650 shares, reclassifying $ 11,938,250 from additional paid-in capital to common stock, representing the par value of the additional shares, and increasing treasury stock by 62,558 shares as of December 31, 1998. References in the consolidated financial statements and the notes thereto with regard to per share and related data have been restated to give effect to this transaction.


CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3
PURCHASE ACQUISITIONS

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

    Unaudited pro forma consolidated results of operations for the year ended December 31, 1996 as though BVT has been acquired at the beginning of the period follows (in thousands, except per share amounts):

                 Operating revenues                   $       47,885
                 Operating income                             15,373
                 Net income available for common stock         7,801
                 Basic and diluted earnings per share  $        1.14

    The previous amounts reflect adjustments for amortization of goodwill, interest on debt issued to fund the cash portion of the acquisition and related tax benefits, removal of expenses related to the acquisition, net of taxes and preferred stock dividend requirements.

    Pro forma results of operations of the Infocore acquisition have not been presented because the pro forma effect of the acquisition was not significant.

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


CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




4
INVESTMENTS IN EQUITY SECURITIES

    The following is a summary of the Company's investments in equity securities:

                                            December 31,
                                   1998                    1997
                                           (In Thousands)
Marketable equity securities:
        Aggregate cost           $    998               $   1,142
        Gross unrealized gains      2,308                   1,166

                Fair value       $  3,306               $   2,308

    The Company's investments in equity securities are concentrated in the telecommunications industry.

    Proceeds and gross gains from the sale of equity securities were $ 220,000 and $ 73,000 respectively, for the year ended December 31, 1998. There were no sales of equity securities in 1997 and 1996.


5
INVESTMENTS IN PARTNERSHIPS

    The following is a summary of the Company's investments in partnerships:

                                            December 31,
                                   1998                    1997
                                           (In Thousands)

   PenTeleData, 11.85% interest  $    415               $     128
   Berks and Reading Area Cellular
   Enterprises (BRACE), 70% interest    -                   2,851

                                 $    415               $   2,979

  PenTeleData is a limited partnership which provides Internet access services in central and eastern Pennsylvania. PenTeleData is reported on the equity method in accordance with Statement of Position 78-9.


CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




5
INVESTMENTS IN PARTNERSHIPS (CONTINUED)

  In May 1998, BRACE sold its partnership interest in Reading SMSA for $ 15,835,000, of which the Company received $ 11,084,000 and realized a pretax gain of $ 7,740,000. BRACE's sole activity was a 39% limited partnership interest in the Reading SMSA Limited Partnership, which provides cellular telephone service to the Reading metropolitan area. BRACE was reported on the equity method since the Company effectively has a 27.3% interest in the operating partnership.

  In September 1997, the Company sold its partnership interest in LACE for $ 2,779,000 and realized a pretax gain of $ 1,890,000 on the sale. LACE was an 18.4% limited partner in the Susquehanna Cellular Communications Limited Partnership, which provides cellular telephone service in the Harrisburg, Lancaster and York metropolitan areas.

  The Company's equity in undistributed net income of the partnerships was approximately $ 424,000, $ 1,345,000 and $ 1,256,000 for 1998, 1997 and 1996
  respectively, which includes $ 493,000, $ 1,544,000 and $ 1,368,000 respectively from BRACE and LACE.


6
PLANT

  Plant is carried at cost less accumulated depreciation and consists of the following:

                                                  December 31,
                                          1998                   1997
                                                 (In Thousands)
   Telephone plant:
     In service:
         Land and buildings             $     5,341           $    5,314
         Digital switching equipment         44,649               42,260
         Other equipment                      6,742                6,716
         Outside plant facilities            71,521               68,445
                                            128,253              122,735
        Under construction                    1,343                1,227
                                            129,596              123,962
        Less accumulated depreciation        71,230               64,337

                                             58,366               59,625


CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




6
PLANT (CONTINUED)

                                                  December 31,
                                          1998                   1997
                                                  (In Thousands)
Nonregulated property and equipment:
        Land and buildings              $       113            $     113
        Equipment                            29,048                3,489
                                             29,161                3,602
        Under construction                    3,648                9,551
                                             32,809               13,153
        Less accumulated depreciation         3,790                2,206

                                             29,019               10,947

                                        $    87,385            $  70,572


7
LONG-TERM DEBT AND CREDIT ARRANGEMENTS

   Long-term debt is summarized as follows:

                                                       December 31,
                                                     1998       1997
                                                      (In Thousands)
      6.91% Series A Senior Notes, interest payable
      quarterly, principal due in annual installments
      of $ 2,000,000 through 2000.                 $   4,000   $  6,000
      7.59% Series B Senior Notes, interest payable
      quarterly, principal due in annual installments
      of $ 1,454,000 from 2001 through 2011.          16,000     16,000
      6.22% Senior Notes, interest payable quarterly,
      principal due in quarterly installments of
      $ 750,000 from 2001 through 2008.               21,000        -
      6.89% term loan, interest payable quarterly,
      principal due in quarterly installments of
      $ 250,000 through 2002.                          3,250      4,250
                                                      44,250     26,250
          Less current maturities                      3,000      3,000

                                                   $  41,250   $ 23,250

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




7
LONG-TERM DEBT AND CREDIT ARRANGEMENTS (CONTINUED)

 The aggregate amounts of maturities of long-term debt for each of the five years subsequent to December 31, 1998 are as follows (in thousands):

             1999             3,000
             2000             3,000
             2001             4,705
             2002             4,705
             2003             4,455

  The Company has an unsecured credit agreement through June 30, 1999 with a bank under which it may borrow up to $ 10,000,000 for working capital or general business purposes in the form of line of credit loans or letters of credit. Interest is payable monthly on advances at the Company's option of either one percent below the bank's prime rate or .35 percent above the bank's overnight base rate. There were no borrowings outstanding on the line of credit at December 31, 1998 and 1997. The prime and overnight base interest rates were 7.75% and 5.50% at December 31, 1998 and 8.50% and 6.75% at December 31, 1997. Issuance fees on letters of credit shall be mutually agreed between the bank and the Company on a case-by-case basis.

  The Company also has an unsecured $ 5,000,000 line of credit from a bank available until June 30, 1999 with interest at the Federal Reserve Open Market Committee Target Federal Funds Rate plus one percent. There were no borrowings outstanding on the line of credit at December 31, 1998 and 1997. The interest rate applicable to the line of credit was 5.75% and 5.50% at December 31, 1998 and 1997 respectively.

  The credit agreements contain provisions which, among other things, require maintenance of certain financial ratios and limit the amount of additional indebtedness. The Senior Notes also contain provisions which, among other things, restrict mergers and consolidations, encumbrances and sales of certain assets, redemptions of preferred stock and purchases of restricted investments. Under the most restrictive covenants of the debt agreements, approximately $ 19,900,000 of the consolidated retained earnings is available for payment of cash dividends in 1999.


CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




8
INCOME TAX MATTERS

  The provision for income taxes for the years ended December 31, 1998, 997 and 1996 was as follows:

                             1998             1997              1996
                                       (In Thousands)
Current:
	Federal       $     6,007	$	6,251	$	4,631
	State               2,426		1,974		1,507

	                    8,433		8,225		6,138

Deferred:
	Federal               228		(357)		(244)
	State                 (76)		(86)		(41)

	                      152		(443)		(285)

	              $     8,585	$	7,782	$	5,853

  The income tax provision differs from the amount of income tax determined by applying the federal income tax rate to pretax income for the years ended December 31, 1998, 1997 and 1996 due to the following:

                                1998           1997            1996

Normal statutory federal
income tax rate                35.0	%	35.0	%	35.0	%
Increase (decrease) resulting
from: State income tax,
  net of federal tax benefit    8.1              7.2             6.7
        Goodwill amortization   3.5              3.2             1.4
        Other                  (1.3)             0.2            (2.2)

                               45.3   %         45.6    %       40.9    %


CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




8
INCOME TAX MATTERS (CONTINUED)

  Net deferred tax liabilities consist of the following components as of December 31, 1998 and 1997:

                                               1998             1997
		                                      (In Thousands)
Deferred tax liabilities:
	Plant, in service                  $   9,542	$	9,482
        Prepaid pension costs                  1,108              942
        Investments                              834              597

                                              11,484           11,021

Deferred tax assets:
        Employee benefits                       (952)            (876)
        Net operating loss carryforwards      (1,449)            (592)
        Other                                   (185)            (316)

                                              (2,586)          (1,784)

Valuation allowance                            1,127              279

                                            $ 10,025       $    9,516

  The Company has approximately $ 933,000 of net operating loss carryforwards for federal income tax purposes, which expire between the years 2006 and 2012.

  The Company has approximately $ 11,366,000 of net operating loss carryforwards for state income tax purposes which expire between the years 2005 and 2008. A valuation allowance of $ 1,127,000 and $ 279,000 was recorded at December 31, 1998 and 1997 for these state loss carryforwards which may expire unutilized.


CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




9
DEFINED BENEFIT PENSION PLANS

  Information pertaining to the activity in the Company's Defined Benefit Plans is as follows:

			          	Years Ended December 31,
				1998		1997		1996
                                            (In Thousands)

Change in benefit obligation:
      Benefit obligation at
      beginning of year     $    14,946     $   12,906     $    9,787
      Service cost                  540            481            420
      Interest cost               1,052            960            790
      Amendment                      84              -            220
      Actuarial (gain) loss         983            977           (842)
      Acquisition                    -              -           2,854
      Benefits paid              (1,125)          (378)          (323)

      Benefit obligation at end
         of year                 16,480         14,946         12,906

Change in plan assets:
      Fair value of plan assets at
      beginning of year          19,237         16,083         10,217
      Actual return on plan
          assets                  2,779          3,251          1,542
      Employer contribution         217            281            280
      Acquisition                    -              -           4,367
      Benefits paid              (1,125)          (378)          (323)

      Fair value of plan assets
        at end of year           21,108         19,237         16,083

Funded status                     4,628          4,291          3,177

Unrecognized net actuarial
       (gain)                    (1,811)        (1,648)          (573)
Unrecognized prior service
       cost                         809            790            669
Unrecognized net transition
       (asset)                     (896)        (1,010)        (1,124)

  Prepaid benefit cost    $       2,730   $      2,423   $      2,149


CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




9
DEFINED BENEFIT PENSION PLANS (CONTINUED)

  Net pension cost (benefit) for these Plans consisted of the following components:

                                         Years Ended December 31,
                                   1998            1997            1996
                                              (In Thousands)

Service cost                    $     540       $     481       $     420
Interest cost on projected benefit
       Obligation                   1,052             960             790
Actual return on plan assets       (2,779)         (3,251)         (1,542)
Net amortization and deferral       1,169           1,817             444

                                $     (18)       $      7        $    112

  Assumptions used by the Company in the determination of pension plan information for 1998, 1997 and 1996 consisted of the following:

                                                     1998    1997    1996

Discount rate                                        6.75 %  7.00 %  7.50 %
Rate of increase in compensation levels              5.00    5.00    5.00
Expected long-term rate of return on plan assets     8.50    8.50    8.50

  Plan assets consist primarily of U.S. Government securities, corporate bonds and common stocks, including CEI's common stock of $ 293,000, $ 239,000 and $ 200,000 at December 31, 1998, 1997 and 1996 respectively.


CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




10
POSTRETIREMENT BENEFIT PLAN

  Information pertaining to the activity in the postretirement benefit plan is as follows:

                                            Years Ended December 31,
                                     1998          1997          1996
                                              (In Thousands)
Change in benefit obligation:
   Benefit obligation at
     beginning of year            $    1,438     $    1,337     $  1,344
   Service cost                           58             44           37
   Interest cost                          86             98           92
   Actuarial (gain)                     (130)            (8)         (99)
   Benefits paid                         (37)           (33)         (37)

     Benefit obligation at
          end of year                  1,415          1,438        1,337

     Fair value of plan
          assets at end of year            -             -             -

Funded status                         (1,415)         (1,438)      (1,337)

Unrecognized net actuarial (gain)       (332)           (155)        (160)
Unrecognized net transition obligation   787             844          900

     Accrued benefit cost         $     (960)     $     (749)     $  (597)

Net pension cost for this Plan consisted of the following components:

                                            Years Ended December 31,
                                     1998            1997            1996
                                               (In Thousands)

Service cost                      $       58      $       44      $    38
Interest cost on projected
       benefit obligation                 86              98           92
Net amortization and deferral             37              54           56

                                  $      181      $      196      $   186


CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




10
POSTRETIREMENT BENEFIT PLAN (CONTINUED)

   Assumptions used by the Company in the determination of pension plan information consisted of the following:
                                               Years Ended December 31,
                                             1998          1997      1996

        Discount rate                        6.75%         7.00%     7.50%


  For measurement purposes, a 7.0 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually to 5.5 percent for 2000 and remain at that level thereafter.

  Assumed health care trend rates have a significant impact on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                        One-          One-
                                                      Percentage-  Percentage-
                                                        Point         Point
                                                      Increase       Increase
                                                            (In Thousands)

  Effect on total of service and interest cost
                  components                        $       26       $   (21)
        Effect on postretirement benefit obligation        214          (182)


CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




11
REDEEMABLE PREFERRED STOCK

  The Company has outstanding 180,289 shares of Series A Convertible Preferred Stock. Cumulative dividends of $ 3.42 per share per annum are paid semi-annually. Each share of preferred stock may be converted, at the option of the holder, into shares of Common Stock at a conversion price of $ 22.95, (adjusted for the effect of the 3-for-2 stock split), subject to adjustment under certain circumstances. Each holder may require the Company to redeem all or a portion of such holder's preferred stock for $ 65 per share plus accrued dividends.

  The Company may redeem the stock, in whole or in part for $ 66.95, $ 66.30, $ 65.65 and $ 65.00 per share beginning on May 31, 2000, 2001, 2002 and 2003 and thereafter respectively, plus all accumulated and unpaid dividends. In the event of liquidation of the Company, the holders of preferred stock shall be entitled to receive a distribution of $ 65 per share plus accrued dividends.

  During 1998, preferred stockholders converted 6,370 shares of preferred stock in exchange for 12,027 shares of common stock. In addition, preferred stockholders redeemed 9,959 shares for $ 647,000 during the year.


12
COMMON STOCK AND DIVIDEND REINVESTMENT PLAN

  CTT had a Stock Purchase Plan for all employees who met minimum eligibility requirements which provided for the issuance and sale of CEI common stock. The Plan was implemented by a series of offerings. Under the fifth offering of the Plan, participating employees of CTT authorized deductions for a period of two years ended August 31, 1997. The Plan was terminated in 1997.

  Effective January 1, 1998, CEI established an employee stock purchase plan for eligible employees of CEI and its subsidiaries. Shares of common stock are purchased monthly by participating employees at a price of 95% of the stock's fair market value, as defined in the Plan document. A maximum of 150,000 shares is authorized for issuance under the Plan.

  The Company sponsors a Dividend Reinvestment Plan for all stockholders who wish to participate. Participants' dividends and optional cash considerations are used to purchase shares of common stock. A participant's purchase price per share is fair market value, as defined in the Plan document.


CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




13
COMPREHENSIVE INCOME

   The Company adopted SFAS No. 130, "Reporting Comprehensive Income," as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on equity securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Company's net income or stockholders' equity.

   The components of other comprehensive income and related tax effects for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                              1998        1997          1996
                                                      In Thousands)

    Unrealized holding gains (losses) on
    available for sale securities, less tax
    effect 1998 $ 415; 1997 $ 240 and
    1996 $(74)                              $   803     $   446     $    (32)
    Less reclassification adjustment
    for gains realized in net income,
    less tax effect 1998 $ 31                    42           -            -

                                            $   761     $   446     $    (32)


CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




14
EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share:

				1998		1997		1996
                                (In Thousands, Except Per Share Data)
Numerator:
   Net income                 $   10,352      $   9,314     $    8,506
   Preferred stock dividends        (659)          (672)          (392)
   Numerator for basic earnings
   per share, income available to
   common stockholders             9,693          8,642          8,114
   Effect of dilutive securities,
   preferred stock dividends         659            672            392

   Numerator for diluted earnings
   per share, income available to
   common stockholders after
   assumed conversions         $   10,352     $   9,314     $    8,506

Denominator:
   Denominator for basic earnings
   per share, weighted average
      shares                        6,971          6,930          6,390
   Effect of dilutive securities,
   convertible preferred stock        548            557            326

   Dilutive potential common shares,
   denominator for diluted earnings
   per share, adjusted weighted
   average shares and assumed
   conversions                      7,519          7,487          6,716


Basic earnings per share        $    1.39      $   1.25       $    1.27

Diluted earnings per share      $    1.38      $   1.25       $    1.27

  All share and per share data has been restated to give effect for the 3-for-2 stock split.


15
COMMITMENTS

  At December 31, 1998, the Company had commitments for the purchase of equipment and materials approximating $ 2,868,000.

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




15
COMMITMENTS (CONTINUED)

  The Company leases remote sites and buildings under operating lease agreements which expire between January 1999 and June 2026. Future minimum payments under the leases are (in thousands):

               1999               $    851
               2000                    710
               2001                    705
               2002                    674
               2003                    335
               Thereafter              432

                                   $ 3,707


16
OPERATING SEGMENTS

  During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for the way that public enterprises report information about operating segments in annual financial statements.

  The Company's reportable segments are strategic business units that offer different services. They are managed separately because each business unit requires different technology and marketing strategies. The Company has two reportable segments: Telephone - traditional telephone service provided by CTT and BVT; and wireless - paging and PCS communication services provided by CWC and CMS. The "Other" column primarily includes the long distance and consulting services provided by CCI and INF, and corporate related items.

  The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on profit or loss from operations before corporate allocations, interest, income taxes and non-recurring gains and losses. Transactions occuring between segments are recorded on the same basis as transactions with third parties.


CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




16
OPERATING SEGMENTS (CONTINUED)

  Segment information as of and for the years ended December 31, 1998, 1997 and 1996 are as follows:

                         Telephone     Wireless      Other       Total
                                       (in thousands)
1998:
 Operating revenues from
     external customers  $  49,453     $   1,271   $   12,109  $   62,833
 Intersegment operating
     Revenues                1,861            19          262       2,142
 Operating profit (loss)    19,006        (5,235)      (1,201)     12,570
 Total assets              106,924        33,315       10,897     151,136
Capital expenditures         7,477        20,848          269      28,594
Depreciation and
           Amortization      9,932         1,432        1,084      12,448

1997:
 Operating revenues from
     external customers  $  48,556     $     731    $   6,898   $  56,185
 Intersegment operating
     Revenues                  593            19          237         849
 Operating profit (loss)    16,403          (466)        (385)     15,552
 Total assets              107,900        10,860       11,133     129,893
Capital expenditures         7,011         7,246          167      14,424
Depreciation and
          Amortization       9,599            83          705      10,387

1996:
 Operating revenues from
     external customers  $  39,546      $     770    $   2,583   $ 42,899
 Intersegment operating
     Revenues                  263             17           -         280
 Operating profit (loss)    13,672           (168)         560     14,064
 Total assets              112,932          1,747        5,920    120,599
Capital expenditures         7,315             39           -       7,354
Depreciation and
          Amortization       7,866             74            3      7,943

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




16
OPERATING SEGMENTS (CONTINUED)

   Certain items in the schedule above need to be reconciled to the consolidated financial statements and are provided in the schedules below:

                                            Years Ended December 31,
                                           1998       1997         1996
                                                 (In Thousands)
Revenues:
  Total revenues for reportable
    segments                             $ 52,604   $ 49,899    $  40,596
  Other revenues                           12,371      7,135        2,583
  Elimination of intersegment revenues     (2,142)      (849)        (280)

    Total consolidated revenues          $ 62,833   $ 56,185    $  42,899

Total assets:
  Total assets for reportable
    segments                             $140,239   $118,760    $ 114,679
  Other assets                             10,897     11,133        5,920
  Elimination of intersegment
    receivables                              (527)      (603)        (747)

     Total consolidated assets           $150,609   $129,290    $  119,852


17
FAIR VALUE OF FINANCIAL INSTRUMENTS

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



17
FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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


18
QUARTERLY DATA (UNAUDITED)

                              First     Second     Third       Fourth
                              (In Thousands, Except Per Share Data)
1998

Operating revenues          $ 15,165   $ 15,622   $ 15,996   $ 16,050
Operating income               3,848      2,812      3,438      2,472
Net income                     2,061      5,641      1,718        932
Basic earnings per share        0.27       0.79       0.22       0.11
Diluted earnings per share      0.27       0.75       0.22       0.11

1997

Operating revenues          $ 12,189   $ 13,748   $ 15,871   $ 14,377
Operating income               3,762      3,578      4,128      4,084
Net income                     2,115      1,845      3,462      1,892
Basic earnings per share        0.29       0.24       0.47       0.25
Diluted earnings per share      0.29       0.24       0.45       0.25

 All per share data has been restated for the effect of the 3-for-2 stock split.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None




                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                           EXECUTIVE OFFICERS


    The names, ages, and positions of the executive officers of the Company are set forth below. All officers of the Company serve for terms of one year and until re-elected or until a successor is duly elected at the Annual Meeting of directors, which follows the annual shareholders' meeting. No officers have any arrangements or understandings with any other person pursuant to which such officer was or is to be selected as an officer.

Albert H. Kramer; Age 44; President
    Mr. Kramer was appointed President in May, 1998. He has been employed by the Company since September, 1995, serving as Vice President, Finance and Administration from September, 1995, until August, 1997, and as Executive Vice President from August, 1997 until May, 1998. Prior to that he was employed by Denver and Ephrata Telephone Company for 11 years, serving as Chief Financial Officer during the last 5 years of his employment.

Joseph P. Laffey; Age 46; Vice President, Regulatory and External Affairs
    Mr. Laffey has been employed by the Company as Vice President, Regulatory and External Affairs, since May 1996. Prior to that he was employed by Commonwealth Telephone Company for 17 years, serving as Vice President of Revenue Requirements during the last year of his employment; and Director of Revenue Requirements for four years prior thereto.

Donald R. Breitenstein; Age 58; Controller
    Mr. Breitenstein has been employed by CT&T since 1962. He worked as Accountant until September, 1979, when he was appointed Accounting Supervisor. He was appointed CT&T's Accounting Manager in 1981, and Controller in 1986.
He was appointed to the board of directors of CT&T in 1987. He was elected the Company's Controller and a member of its Board at its organizational meeting in June, 1989.

Thomas C. Keim; Age 53; Vice President Telecom Group
    Mr. Keim was appointed Vice President Telecom Group in August, 1997. He had previously served as Vice President, Operations, since October, 1994, and prior to that as Network Services Manager since February 1984. Mr. Keim has been employed by CT&T since 1964.

Kenneth A. Benner; Age 51; Secretary/Treasurer
    Mr. Benner has been employed by CT&T since 1974. He was elected to the board of directors of CT&T in 1972, and has served as its Secretary/Treasurer since 1982. He was elected Secretary/Treasurer and a member of the Company's Board at its organizational meeting in June, 1989. In June, 1996, he was appointed Vice President and General Manager of BVT.

Lawrence T. Killeen; Age 55; Vice President, Conestoga Communications, Inc.
    Mr. Killeen was appointed Vice President of Conestoga Communications, Inc. in August, 1997. Prior to that he had served as Director of Customer Services of CT&T. He has been employed by CT&T since 1982.

Harrison H. Clement, Jr.; Age 55; Vice President Wireless Group and President of Infocore, Inc.
    Mr. Clement began his career in the telecommunications industry in 1966 with the Bell system holding a variety of management positions of increasing responsibility until 1981. In 1981 he co-founded Infocore, Inc. serving as president since that time.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

William D. Chamblin, III; Age 42; President of Conestoga Wireless Company
    Mr. Chamblin was appointed President of Conestoga Wireless Company in February, 1996. He had been employed by Infocore, Inc. since 1984. His latest position with Infocore, Inc. was Vice President, Development, in which position he was active in processing the PCS licenses from the FCC for Conestoga Wireless Company.

     The information as to the Directors as set forth under the caption "Election of Directors" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 1, 1999 is incorporated by reference into this Report.

ITEM 11.  EXECUTIVE COMPENSATION

      The information as to the Executive Officers' Compensation set forth under the caption "Executive Compensation" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 1, 1999 is incorporated by reference into this Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the captions "Election of Directors" and "Security Ownership of Management" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 1, 1999 is incorporated by reference into this Report.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information as to Certain Relationships and Related Tranactions set forth under the caption "Directors Compensation" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 1, 1999 is incorporated by reference into this Report.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1)    Financial Statements:

    The following consolidated financial statements of Conestoga Enterprises, Inc. and subsidiaries are included in Part II, Item 8:

    Opinion of Independent Certified Public Accountants

    Consolidated balance sheets - December 31, 1998 and 1997

    Consolidated statements of income - years ended December 31, 1998, 1997 and 1996

    Consolidated statements of common stockholders' equity - years ended December 31, 1998, 1997, and 1996

    Consolidated statements of cash flows - years ended December 31, 1998, 1997 and 1996

    Notes to consolidated financial statements

   (a)(2)    Financial Statement Schedules

    All schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

   (a)(3) Exhibits -

   (10) Material contracts                        Attachment 10E

   (12) Statement re: Computation of Ratios       Attachment 12

   (21) Subsidiaries of the registrant            Attachment 21 D


   (b)Reports on Form 8-K

          None filed during the fourth quarter of 1998.

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

   Instruments defining the rights of security holders

   (b)  Relevant portions of the by-laws                67*

   Material contracts

   (a)  Agreement dated January 28, 1987 with
     John R. Bentz, Executive Vice President         68 - 74*

   (b)  Agreement dated March 22, 1989 with
     Donald R. Breitenstein, Controller               75 - 81*

   (C)  Agreement dated September 1, 1998 with
     Albert H. Kramer, President                      59 - 67

   (d)   Agreement dated May 29, 1996 with            44 - 50**
     Joseph J. Laffey, Vice-President, Regulatory and External Affairs

   (e)   Agreement dated April 30, 1997 with           44 - 52***
     Harrison H. Clement, Jr., President of Infocore, Inc.

   (f)   Agreement dated April 30, 1997 with          53 - 61***
     Henry M. Stringer, Sr. Vice-President of Infocore, Inc.

   Statement re: Computation of Ratios                   58

   Subsidiaries of the registrant                        68


     *These exhibits appear in the 1992 10K.
     ** This exhibit appears in the 1996 10K.
     *** This exhibit appears in the 1997 10K.



Attachment 10E         EMPLOYMENT AGREEMENT


    AGREEMENT made this 1st day of September, 1998, between CONESTOGA ENTERPRISES, INC., a Pennsylvania business corporation, having its principal office in the Borough of Birdsboro, County of Berks and State of Pennsylvania (hereinafter called "Employer") and ALBERT H. KRAMER, of 1932 Heatherton Drive, Lancaster, Pennsylvania 17601 (hereinafter called the "Employee").
                        A G R E E M E N T
    1.   Employment.  The Employer employs the Employee and the
Employee accepts employment by Employer and its subsidiaries and affiliates, upon the terms and conditions of this Agreement.
    2. Term. The term of this Agreement shall be three (3) years commencing on September 1, 1998 and shall terminate on August 31, 2001. It is the intention of the Employer and the Employee that this relationship shall continue beyond the three (3) years period but either party may terminate the same under the terms hereinafter set forth in this Agreement.
    3.   Compensation.
         (a) For all services rendered by the Employee, the Employer shall (i) pay Employee a base salary of One Hundred Forty Thousand Five Hundred Dollars ($140,500.00) per year, payable in equal weekly installments at the end of each week, (ii) include the Employee as a participant in the Employer's Executive Incentive Plan, (iii) include the Employee as a participant in the Employer's salaried employees' benefit programs; and (iv) provide an automobile to Employee. Salary payments shall be subject to withholding and other applicable taxes.
         (b) Employer will review Employee's compensation on an annual basis along with the review of all its management employees.
    4. Duties. The Employee shall serve as the Employer's President at the discretion of Employee's Board of Directors. The exact responsibilities for the position are set forth in the job description for President of the Employer. A copy of said job description is attached hereto and referred to as Schedule A.
    5. Extent of Services. The Employee shall devote his entire time and attention to the Employer's business. During the term of this Agreement, the Employee shall not engage in any other business activity, regardless of whether it is pursued for gain or profit. Employee, however, may invest his assets in other companies so long as they do not require the Employee's services in the operation of their affairs. Employer is aware that Employee is Vice-President of BKM Enterprises, and does attend stockholders, directors and officers meetings. Employer does not object to Employee's continued participation in this Company so long as it remains passive and does not interfere with the performance of his duties as President.
    6. Working Facilities. The Employee shall have a private office, stenographic help, a personal computer and other facilities and services that are suitable to his position and appropriate for the performance of his duties.
    7. Disclosure of Information. The Employee acknowledges that the list of the Employer's customers, as the Employer may determine from time to time, is a valuable, special and unique asset of the Employer's business. The Employee shall not, during and after the term of his employment, disclose all or any part of the Employer's customer list to any person, firm, corporation, association, or other entity for any reason or purpose. In the event of the Employee's breach or threatened breach of this paragraph, the Employer shall be entitled to a preliminary restraining order and an injunction restraining and enjoining the Employee from disclosing all or any part of the Employer's customer list to any person, firm, corporation, association, or other entity for any reason or purpose and from rendering any services to any person, firm, corporation, association, or other entity to whom all or any part of such list has been, or is threatened to be, disclosed. In addition to or in lieu of the above, the Employer may pursue all other remedies available to the Employer for such breach or threatened breach, including the recovery of damages from the Employee.
    8. Expenses. The Employer shall reimburse Employee for all reasonable and necessary expenses incurred in carrying out his duties under this Agreement. Employee shall present to the Employer, from time to time, an itemized account of such expenses in any form required by the Employer.
    9. Vacations. The Employee shall be entitled each year to a vacation of four (4) weeks, during which time his compensation shall be paid in full.
    10. Termination By Employee. Employee may, without cause, terminate this Agreement by giving sixty (60) days written notice to the Employer. In such event, the Employee shall continue to render his services and shall be paid his regular compensation up until the date of termination.
    11.  Termination for Proper Cause.  Employer may terminate
Employee's employment at any time for "proper cause". Proper cause for the termination of Employee's employment shall be as follows:
         (a) Violation by Employee of the restrictive covenants set forth in paragraph 7 hereof;
         (b)  Employee's disloyal, dishonest or illegal conduct; or
         (c) Employee's willful dereliction of his duties to the Company.
    12.  Severance Compensation.
         12.1 General Rule. Unless the provisions of Paragraph 12.2 apply, in the event of the termination of the Employee's employment by the Employer, other than for cause, prior to the expiration of the three (3) year term referred to in Paragraph 2, the Employer shall be obligated to pay to the Employee, within fifteen (15) days after the date of termination, an amount equal to the greater of: (i) fifty percent (50%) of the Employee's annual salary determined as of the date of termination of employment, or (ii) the aggregate salary otherwise payable to the Employee for the balance of the three (3) year term referred to in Paragraph 2, determined as of the date of termination of employment.
         12.2 Change of Control. If, during the term of this Agreement, the Employee's employment with the Employer is terminated after a change of control, as defined below, (hereinafter called "Control Termination"), either by the Employee or by the Employer, the Employer shall pay to the Employee the Employee's annual salary, determined as of the date of the Control Termination, for a period of three (3) years from and after the date of the Control Termination in such periodic installments as were being paid at the time of the Control Termination. The Employer shall be obligated to make such payment in lieu of, and not in addition to, the Employer's payment obligations under Paragraph 12.1. For purposes of this Agreement, a change of control shall be deemed to have occurred in the event of: (i) the acquisition, directly or indirectly, by any person or entity, or persons or entities acting in concert, whether by purchase, merger, consolidation or otherwise, of voting power over that number of voting shares of the capital stock of the Employer which, when combined with the existing voting power of such persons or entities, would enable them to cast fifty percent (50%) or more of the votes which all shareholders of the Employer would be entitled to cast in the election of directors of the Employer, or (ii) the sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Employer to a transferee other than Employer or an entity of which a controlling interest is owned by Employer.
    12.3 Termination for Cause. In the event of the termination of the Employee's employment at any time by the Employer for cause, except for a Control Termination, the Employer shall have no obligation to pay the Employee any sums following the termination of his employment.
    13. Death During Employment. If the Employee dies during the term of employment, the Employer shall pay to the Employee's estate the compensation that would otherwise be payable to the Employee up to the end of the month in which his death occurs. In addition, if Employee qualifies under the terms of the Employer's existing life insurance coverage, Employer will provide life insurance on the life of Employee amounting to two and one-half (2-1/2) times his annual salary up to a maximum of Three Hundred Thousand Dollars ($300,000.00).
    14. Restricted Covenant. For a period of three (3) years after the termination or expiration of this Agreement, the Employee shall not within Berks County or Union County, Pennsylvania, directly or indirectly, own, manage, operate, control, be employed by, participate in, or be connected in any manner with the ownership, management, operation or control of any business similar and competitive to the type of business conducted by the Employer at the time this Agreement terminates. In the event of the Employee's actual or threatened breach of this paragraph, the Employer shall be entitled to a preliminary restraining order and injunction restraining the Employee from violating its provisions. Nothing in this Agreement shall be construed to prohibit the Employer from pursuing any other available remedies for such breach or threatened breach, including the recovery of damages from the Employee.
    15. Arbitration. Any controversy or claim arising out of, or relating to this Agreement, or its breach, shall be settled by arbitration in the City of Reading in accordance with the then governing rules of the American Arbitration Association. Judgment upon the award rendered may be entered and enforced in any court of competent jurisdiction.
    16. Notices. Any notice required or desired to be given under this Agreement shall be deemed given if in writing and sent by certified mail, return receipt requested, to the Employee's residence or to the Employer's principal office, as the case may be.
    17. Waiver of Breach. The Employer's waiver of a breach of any provision in this Agreement by the Employee shall not operate or be construed as a waiver of any subsequent breach by the Employee. No waiver shall be valid unless in writing and signed by an authorized officer of the Employer.
    18. Assignment. The Employee acknowledges that his services are unique and personal. Accordingly, the Employee may not assign his rights or delegate his duties or obligations under this Agreement. The Employer's rights and obligations under this Agreement shall inure to the benefit of, and shall be binding upon, the Employer's successors and assigns.
    19. Entire Agreement. This Agreement contains the entire understanding of the parties. It may not be changed orally but only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension, or discharge is sought.
    20. Headings. Headings in this Agreement are for convenience only and shall not be used to interpret or construe its provisions.
    21. Counterparts. This Agreement may be executed in two (2) or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.
    IN WITNESS WHEREOF, the parties hereto have executed this Agreement the day and year first above written.


                        CONESTOGA ENTERPRISES, INC.


                        By \s\ John R Bentz
                                 Chairman


                        Attest \s\ Kenneth A Benner
                                     Secretary



                        (SEAL)
                              \s\ Albert H. Kramer




ATTACHMENT 12
CONESTOGA ENTERPRISES, INC.

STATEMENT RE:  COMPUTATION OF RATIO OF EARNINGS TO
FIXED CHARGES AND PREFERRED STOCK DIVIDENDS


Years Ended December 31,        1998     1997       1996      1995     1994
                                      (In thousands, Except Ratios)

Consolidated pre-tax income  $ 18,937  $ 17,086  $ 14,306  $ 10,907  $ 10,719

Undistributed earnings from
 unconsolidated partnerships
 interests                        -      (1,345)   (1,257)     (660)     (385)

Equity in losses from unconsolidated
 Partnership interests             69        -         -          -        -

Interest                        2,984     2,017     1,297       428       422

Earnings                     $ 21,990  $ 17,758   $14,346   $10,675   $10,756

Interest                     $  2,984  $  2,017   $ 1,297   $   428   $   422

Preferred stock
      dividends (1)             1,213     1,234       569        -         -

Fixed charges and preferred
      stock dividends        $  4,197   $ 3,251   $ 1,866    $  428   $   422

Ratio                           5.24      5.46       7.70     24.95     25.48



(1)Preferred stock dividends/(100% - income tax rate)




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

  2. Buffalo Valley Telephone Company
     Incorporated September 13, 1904
     Pennsylvania

     Operates - Buffalo Valley Telephone Company

  3. Conestoga Communications, Inc.
     Incorporated March 5, 1981
     Pennsylvania

     Operates - Conestoga Communications, Inc.

  4. Conestoga Mobile Systems, Inc.
     Incorpoarted April 1, 1991
     Pennsylvania

     Operates Conestoga Mobile Systems, Inc.

  5. Conestoga Wireless Company
     Incorpoarted January 1, 1998
     Pennsylvania

     Opeartes - Conestoga Wireless Company

  6. Conestoga Investment Corporation
     Incorporated November 27, 1996
     Delaware

     Opeartes - Conestoga Investment Corporation

  7. Infocore, Inc.
     Incorpoarted March 3, 1997
     Pennsylvania

     Opeartes - Infocore, Inc.


     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONESTOGA ENTERPRISES, INC.

Date   March 30, 1999                   By  __\s\ Albert H. Kramer__
                                           Albert H. Kramer
                                           President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date  __3/30/99___                   __\s\ John R. Bentz___________
                                     John R. Bentz
                                     Chairman of the Board


Date  __3/30/99___                   __\s\ James H. Murray_________
                                     James H. Murray
                                      Vice President

Date  __3/30/99___                   __\s\ Kenneth A Benner________
                                     Kenneth A. Benner
                                     Secretary/Treasurer

Date  __3/30/99____                  ___\s\ Donald R. Breitenstein_
                                     Donald R. Breitenstein
                                     Controller, Chief Accounting Officer

Date  __3/30/99____                  __\s\ F. M. Brown_____________
                                     F. M. Brown
                                     Director

Date  __3/30/99____                  ___\s\ John M. Sausen_________
                                     John M. Sausen
                                     Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date  __3/30/99____                  __\s\ Richard G. Weidner_______
                                     Richard G. Weidner
                                     Director


Date  __3/30/99____                  __\s\ Robert M. Myers__________
                                     Robert M. Myers
                                     Director

Date  _3/30/99_____                  ___\s\ Jean M. Ruhl____________
                                     Jean M. Ruhl
                                     Director

 Date  __3/30/99____                 __\s\ Thomas C. Keim___________
                                     Thomas C. Keim
                                     Vice President - Telecom Group

Date  __3/30/99_____                 ___\s\ Joseph J. Laffey________
                                     Joseph J. Laffey
                                     Vice President, Requlatory and
                                      External Affairs

Date  __3/30/99_____                 _\s\ Harrison H. Clement, Jr.__
                                     Harrison H Clement, Jr.
                                     President, Infocore, Inc.