Form 10-Q
period 1999-03-31
CONESTOGA ENTERPRISES INC
filed 1999-05-17
CIK 854727

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

For quarter ended March 31, 1999
Commission File Number 0-24064

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

     Yes  X    No

 * As of March 31,1999, the number of shares of Common Stock, par value $5.00 outstanding was 7,043,277.
   *adjusted for 3-for-2 stock split payable May 14, 1999

CONESTOGA ENTERPRISES, INC.

   CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

March 31, 1999  and December 31, 1998
       ( In Thousands, Except Shares and Per Share Data)
                              ASSETS
                                                             3/31        3/31
                                                             1999        1998

    Current Assets
      Cash and Cash Equivalents                            $6,424      $8,403
      Accounts receivable, including unbilled
       revenue                                              9,067       7,840
      Inventories, at average cost                          1,565       1,520
      Prepaid taxes                                             0         332
      Prepaid expenses                                      1,616         127

                 Total Current Assets                      18,672      18,222

     Investments and Other Assets
       Cost in Excess of Net Assets of Business Acquir     37,156      37,626
       Investments in partnerships                            405         415
       Investments in equity securities                     3,090       3,306
       Prepaid Pension Costs                                2,753       2,730
       Other                                                  753         925

                                                           44,157      45,002

     Plant
       In Service                                         158,954     157,414
       Under Construction                                   5,602       4,991

                                                          164,556     162,405
       Less accumulated depreciation                       77,629      75,020

                                                           86,927      87,385


Total Assets                                             $149,756    $150,609



    SEE NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS




CONESTOGA ENTERPRISES, INC.

   CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

March 31, 1999  and December 31, 1998
         ( In Thousands, Except Shares and Per Share Data)

LIABILITIES AND STOCKHOLDERS' EQUITY                         3/31        3/31
                                                             1999        1998

Current Liabilities

   Current maturities of long term debt                    $3,000      $3,000
   Accounts payable                                         4,021       5,777
   Accrued:
             Taxes                                          1,158           0
             Interest                                         260         216
             Payroll & Vacation Pay                         1,093       1,065
   Advance billings/Customer Deposits                         988         803

                 Total Current Liabilities                 10,520      10,861

Long Term Liabilities
   Long Term Debt, less Current Maturities                 41,000      41,250
   Accrued Post Retirement Cost                               996         960
   Other                                                      934         934

                                                           42,930      43,144

Deferred Income Taxes                                       9,798      10,025

Convertible\Redeemable Preferred Stock
   Par value $65 per share; authorized 900,000
   shares; issued and outstanding; 3/31/99 - 160,556
    12/31/98 -  180,289                                    10,436      11,719

Common Stockholders' Equity
  Common Stock  par value $5 per share; authorized
    10,000,000 shares; issued;
              3/31/99 and 12/31/98  7,162,951              35,814      35,814
  Additional Paid-In Capital                               13,297      13,018
  Retained earnings                                        27,791      27,972
  Net unrealized appreciation on
                         marketable equity securities       1,381       1,523
  Less cost of treasury stock;  3/31/99  119,674 shares and
          12/31/98  187,675 shares                         (2,211)     (3,467)


                                                           76,072      74,860

        Total Liabilities and Stockholders' Equity       $149,756    $150,609

    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
 THREE MONTHS ENDED MARCH 31, 1999 and 1998
         ( In Thousands, Except Per Share Data)
                                                             1999      **1998

Operating Revenues:
    Local Exchange Services                                $2,957      $2,503
    Long Distance and Access Services                       9,500       9,108
    Wireless Services                                         345         152
    Equipment and Other                                     3,769       3,402

                                                           16,571      15,165

Operating Expenses:
    Network Operations and Cost of Sales                    4,593       3,772
    Depreciation and Amortization                           3,490       2,757
    Customer Operations                                     3,140       2,914
    Corporate Operations                                    1,623       1,394
    Taxes, other than income                                  552         480

                                                           13,398      11,317

                Operating Income                            3,173       3,848

Other Income(Deductions), Net:
    Interest Expense                                         (753)       (659)
    Income (loss) from unconsolidated
                   partnerships interests                     (10)        329
    Other, Net                                                 90         291

                                                             (673)        (39)

        Income Before Income Taxes                          2,500       3,809

Income Taxes                                                1,250       1,747


                   Net Income                              $1,250      $2,062


*Basic earnings per common share                            $0.16       $0.27
*Diluted earnings per common share                          $0.16       $0.27
*Dividends per common share                                $0.203      $0.203
   * adjusted for the announced 3-for-2 stock split declared in January, 1999 ** Some amounts have been adjusted for comparative purposes.


CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
 THREE MONTHS ENDED MARCH 31, 1999 and 1998
         ( In Thousands, Except Per Share Data)
                                                             1999        1998


  Net Income                                               $1,250      $2,062
  Unrealized gains on Securities
       Unrealized holding gains (losses)
                              during period                  (142)        314
        Less: reclassification adjustment
           for gains included in net income                     0         (38)


  Comprehensive Income                                     $1,108      $2,338



CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
         ( In Thousands)
                                                             1999        1998
Cash Flows from Operating Activities
  Net Income                                               $1,250      $2,062
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation  and Amortization                          3,491       2,757
    Income from unconsolidated partnership interests           10        (329)
    Gain on sale of marketable securities                       0        (102)
    Changes in assets and liabilities:
        (Increase) decrease in:
            Accounts Receivable                            (1,227)        536
            Material and supplies                             (46)        120
            Prepaid expenses                               (1,489)        138
            Prepaid pension costs                             (23)         (1)
            Other Assets                                      171          (5)
        Increase (decrease) in:
            Accounts Payable                               (1,755)      1,602
            Accrued expenses and other current liabili        257         283
            Accrued taxes                                   1,490           0
            Other liabilities                                  36          49
            Deferred income taxes                            (154)       (191)

         Net cash provided by operating activities          2,011       6,919

Cash Flows From Investing Activities
    Purchase of Plant, net of removal costs and salvag     (2,563)     (7,960)
    Proceeds from sale of marketable equity securities          0         208
    Capital investments in unconsolidated partnershp i          0           0

         Net cash used in investing activities             (2,563)     (7,752)

Cash Flows From Financing Activities
   Proceeds from long-term borrowing                            0      21,000
   Principal payments on long term borrowing                 (250)       (250)
   Proceeds from issuance of stock under the
           employee stock purchase plan                        24          28
   Proceeds from issuance of stock under the
           dividend reinvestment plan                         229         171
   Common stock dividends paid                             (1,430)     (1,434)
   Preferred stock redemption                                   0           0
   Preferred stock dividends paid                               0           0
   Purchase of common stock for the treasury                    0      (2,668)

         Net cash provided by (used in) financing acti     (1,427)     16,847

         Increase (decrease) in cash and cash equivale    ($1,979)    $16,014
Cash and cash equivalents
          Beginning                                         8,403       2,517

          Ending                                            6,424      18,531


CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
         ( In Thousands)
                                                             1999        1998

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Payments for:
       Interest                                              $755      $  493

       Income Taxes                                        $1,251      $  363





CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The December 31, 1998 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes included in Conestoga's 1998 Annual Report on Form 10-K.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2: LONG TERM DEBT
 Long term debt is summarized as follows:
              (In thousands)
                                     3/31/99        12/31/98

Series A Senior Note interest payable
quarterly at 6.91%, annual principal
payments of $2,000,000 starting
June 30, 1998 through June 30,
2000, unsecured                        4,000          4,000

Series B Senior Note interest payable
quarterly at 7.59%, annual principal
payments of $1,454,545 starting
June 30, 2001 through June 30,
2011, unsecured                       16,000         16,000

CONESTOGA ENTERPRISES, INC.

Promissory note, interest payable
quarterly at 6.89%. Quarterly principal
payments of $250,000 through
February 1, 2002 unsecured.            3,000          3,250

Senior Note interest payable
quarterly at 6.22%, quarterly
principal payments of $750,000
starting May 11, 2001 through
February 11, 2008,
Unsecured                             21,000         21,000
                                     $44,000        $44,250
     Less current Maturities           3,000          3,000
                                     $41,000        $41,250


NOTE 3: OPERATING SEGMENTS

During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for the way that public enterprises report information about operating segments in annual financial statements.

The Company's reportable segments are strategic business units that offer different services. They are managed separately because each business unit requires different technology and marketing strategies. The Company has two reportable segments: Telephone - traditional telephone service provided by CTT and BVT; and wireless paging and PCS communication services provided by CWC and CMS.
The "Other" column primarily includes the long distance and consulting services provided by CCI and INF, and corporate related items.

The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on profit or loss from operations before corporate allocations, interest, income taxes and non-recurring gains and losses. Transactions occurring between segments are recorded on the same basis as transactions with third parties.

Segment information as of March 31, 1999 and 1998 are as follows:

CONESTOGA ENTERPRISES, INC.
                         Telephone   Wireless   Other    Total
                                      ( in thousands )
March 31, 1999:
Operating revenues
from external customers  $ 12,632   $   500   $ 3,439  $ 16,571

Intersegment operating
  Revenues                    652         4        67       723
Operating profit (loss)     5,100    (1,605)     (322)    3,173
Total Assets              108,242    32,116     9,471   149,829
Capital expenditures        2,028       447        88     2,563
Depreciation and
           Amortization     2,538       674       278     3,490

March 31, 1998:
Operating revenues
from external customers  $ 12,345   $   191   $ 2,629  $ 15,165

Intersegment operating
  Revenues                     94         5       161       260
Operating profit (loss)     4,528      (418)     (262)    3,848
Total Assets              110,127    17,692    22,615   150,434
Capital expenditures        1,150     6,712        98     7,960
Depreciation and
           Amortization     2,438        55       264     2,757

Certain items in the schedule above need to be reconciled to the consolidated financial statements and are provided in the schedules below:
March 31,:                    1999              1998
Revenues:
 Total revenue for
 Reportable segments        $ 13,788          $  12,636
 Other Revenues                3,506              2,789
 Elimination of
 Intersegment revenues          (723)              (260)
Total consolidated revenues $ 16,571          $  15,165
Total Assets:
 Total assets for
 Reportable segments        $143,301          $ 129,018
 Other assets                  9,683             24,356
 Elimination of
  Intersegment receivables    (3,228)            (2,765)
Total consolidated assets   $149,756          $ 150,609
CONESTOGA ENTERPRISES, INC.
NOTE 4: OTHER
 Certain items of the March 31, 1998 consolidated financial statements have been restated to conform to the March 31, 1999 financial statements. There was no impact on net income.

  Inventories, at average cost, are both material and supplies used to provide service, and equipment held for resale.


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE QUARTERLY INCOME STATEMENTS

Overview

     During the first quarter of 1999, net income was $1.250 million or $0.16 per common share compared to $2.062 million or $0.27 per common share in the first quarter of 1998 (per share net has been adjusted or the 3-for-2 stock split effective on May 14, 1999). The Company's income was enhanced by the continued strong operating results of its local exchange carriers which helped to provide the Company with the financial resources to strengthen its position in existing markets and expand into new ones. The Company's net income was adversely effected by its operating expenses from the wireless telecommunications system, known as Personal Communications Service (PCS) provided by Conestoga Wireless Company (CWC) and from start up costs from Conestoga Communications, Inc. for the provision of local telephone service in the Bell Atlantic territory outside of the Company's local exchange service territories, known as Competitive Local Exchange Carrier (CLEC) services.

RESULTS OF OPERATIONS

REVENUES
  0perating Revenues:
                                                Increase
                                             (in thousands)
     First Quarter Ended
     March 31 1999-1998

       Local Exchange Service                $  454      18.1%
       Long Distance and Access Service         392       4.3%
       Wireless Service                         193     127.0%
       Other                                    367      10.8%
                  Total                      $1,406       9.3%
 CONESTOGA ENTERPRISES, INC.

     The 9.3% increase in Operating Revenues during the first quarter of 1999 when compared with the first quarter of 1998 resulted from increases in all of the various segments. Operating revenues are 3.3% above the fourth quarter of 1998 operating revenues.

  Local Exchange Service
     The increase in local service revenue is primarily from the local telephone companies, Conestoga Telephone Co. (CTT) and Buffalo Valley Telephone Co (BVT). The growth in these revenues is attributed to the continued growth in access lines in service over the last number of years. However, one fourth of the increase in the first quarter of 1999, or $113 thousand, was from revenues generated by Conestoga Communications, Inc.(CCI) from its CLEC operation.


  Long Distance and Access Service

     Long Distance and Access Service revenues are generated by the telephone companies. Continued growth in the minutes of use in the interstate and intrastate toll networks of the telephone companies is the primary reason for the increase in access revenue. Together they experienced a 19.0% increase in interlata minutes of use. CCI added $1.6 million in long distance revenue, which is 52.8% greater than the first quarter of 1998. Within the franchised territories of CTT and BVT, Conestoga Communications has 24% of the interlata customers and 18% of the intralata customers.

   Wireless Service

    Wireless Service revenue is generated from Conestoga Wireless Company from its PCS service and by Conestoga Mobile Systems from its paging service. During the first quarter of 1999, wireless revenue was $345 thousand. This is substantially better than the first quarter of 1998, primarily due the fact that the PCS business began commercial operations in the second quarter of 1998.

   Equipment and Other

     Equipment and Other revenues include the sale and lease of communications equipment by all of the subsidiaries for the sale of

CONESTOGA ENTERPRISES, INC.

telephones, PBX equipment, pagers and PCS wireless telephones.

Billing and collection revenue and directory advertising revenue are also included and are recorded only on the telephone company entities. All of the subsidiaries posted increases during the first quarter of 1999 when compared with first quarter of 1998. 46% of the revenue in this section is generated by Infocore, Inc.

EXPENSES:

  Operating Expenses
                                               Increase
                                            (in thousands)
     First Quarter Ended
     March 31 1999-1998

       Network Operations and
                Cost of Sales                $  821      21.8%
       Depreciation and Amortization            733      26.6%
       Customer Operations                      226       7.8%
       Corporate Operations                     229      16.4%
       Taxes, Other than Income                  72      15.0%
                  Total                      $2,081      18.4%


The 18.4% increase in operating Expenses for the first quarter of 1999 when compared with the first quarter of 1998 resulted from increase in all segments of the business. When compared with the fourth quarter of 1998 operating expenses were down 1.3%.

  Network Operations and Cost of Sales

    The increase in network operations and cost of sales expenses is directly related to the start up of commercial operation of the PCS business in the second quarter of 1998. During the first quarter of 1999 Conestoga Wireless experienced over $500 thousand of cost of service and equipment sold, and $175 thousand of system operating expenses. Conestoga Communications added another $98 thousand. The telephone companies were relatively even with the first quarter of 1998.



CONESTOGA ENTERPRISES, INC.
  Depreciation and Amortization

    Depreciation and amortization expenses include charges from all of the subsidiaries. The increase is again a direct result of the timing of the start of operations of Conestoga Wireless Company (CWC). From May to December 1998 CWC had capital additions of over $25 million which were not being depreciated during the first quarter of 1998. CWC recorded $636 thousand in depreciation expense during the first quarter of 1999.

  Customer Operations

    Customer operations expenses are recorded from all of the subsidiaries. The increase in the first quarter can be attributed to some start up expenses from the CLEC operations, increased operations from the long distance business, and again more advertising and sales expenses from CWC for the PCS business. The telephone companies were about even when comparing the two periods.

  Corporate Operations

   Corporate operations expenses include charges from all the subsidiaries of the Company. Most of the increases are a result of additional personnel in the human resource department as well as additions to the management information department.

  Taxes, other than income

    Taxes, other than income, increased primarily due to increases in the operations of the various business segments. About half of the increase was from operations of CCI long distance service.


Other Income (Deductions), Net

    The increase in the deficit in this item to $673,000 in the first quarter of 1999 compared to $39,000 in the first quarter of 1998 resulted from the loss of income from unconsolidated partnership interests resulting from the Company's sale of cellular partnership interest in the second quarter of 1998. The gain from the sale of equity securities during the first quarter of 1998 also strongly impacted the differences between 1998 and 1999.


CONESTOGA ENTERPRISES, INC.
Income Taxes
                                                Increase
                                            (in thousands)
     First Quarter Ended
     March 31 1999-1998                     $ (497)      28.4%

    Income taxes for the first quarter of 1999 are lower due to decreased pre-tax income when compared with the first quarter of 1998.

NET INCOME

                                               Increase
                                             (in thousands)
     First Quarter Ended
     March 31 1999-1998                     $ (812)      39.4%

    Net income was negatively impacted by the $1.6 million operating loss recorded by Conestoga Wireless Company during the first quarter of 1999. Net income when compared with the fourth quarter of 1998 was up 34.1%.

FINANCIAL CONDITION

 Liquidity and Capital Commitments

    First Quarter Ended March 31,       1999         1998
    Cash Flows From (Used In):

	Operating activities             $ 2,011       $ 6,919

	Investing activities             ( 2,563)       (7,752)

	Financing activities             ( 1,427)       16,847

    The Company uses the net cash generated from its operations and from external financing to fund capital expenditures for network expansion and modernization, pay dividends, and invest in new businesses. The Company's sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that presently foreseeable capital requirements will be financed primarily through

CONESTOGA ENTERPRISES, INC.

internally generated funds. Additional debt or equity financing may be needed to fund additional development activities or to maintain our capital structure to ensure our financial flexibility.

Cash Flows From Operating Activities

	Our primary source of funds continues to be cash generated from operations. Taking into account net income plus the various adjustments for depreciation and amortization, the cash flows from operating activities in the first quarter of 1999 were $2 million. Although net income for accounting purposes is decreased by the amortization of the goodwill arising from the acquisitions of BVT and INF and the higher depreciation expense arising from the capital investment in PCS, amortization and depreciation are non-cash expenses and consequently, a source of cash that the Company can use for the capital investments necessary to maintain and upgrade its network and build and develop PCS.

Cash Flows Used in Investing Activities

    Capital expenditures are the Company's primary use of cash resources.
The Company's capital expenditures in the first quarter of 1999 included
$2.0 million for the Company's local exchange operations and $447 thousand for the continued build-out of its PCS operation. The investment in local exchange operations was consistent with the investments made during the first quarter of 1998. The investment in the PCS operation in the first quarter of 1998 was $6.7 million. The investments are made to support the Company's businesses in order to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of its networks.

    During the first quarter of 1998, the Company received proceeds totaling $208,000 from the sale of equity securities.

	Substantial amounts of additional capital will be needed for the
remaining build-out of the PCS network.   CWC's capital requirements for 1999
are budgeted to be $10 million and over the next several years to complete the build out of its entire PCS network could exceed $20 million. Additional financing could come from (1) internal sources, (2) long term debt, (3) common stock issue, or a combination of the three.

CONESTOGA ENTERPRISES, INC.
Cash Flows Used in Financing Activities

	As in prior quarters, dividend payments were a significant use of capital resources. In the first quarter of 1999 the Company paid dividends totaling $1.4 million. There was no redemption of Preferred stock during the first quarter of 1999, but 19,733 shares were converted into common shares during the period.

    During the fist quarter of 1999 there was no borrowing required against the two lines of credit totaling $15 million. During the first quarter of 1998, the Company borrowed $21 million to finance the capital requirements for the build-out and develop of CWC's wireless PCS network.

    In January 1998, the Company in a private transaction purchased 86,074 shares of common stock at $31.00 per share. Some of these and other shares held in the treasury have been reissued under the Company's Dividend Reinvestment Plan and Employee Stock Purchase Plan. As of March 31, 1999, a balance of 119,674 of these shares, as adjusted for the 3 for 2 split, remained in Treasury.

    The Company has received approval from the shareholders at the shareholders meeting on May 1, 1999 to amend the articles of incorporation to increase the number of authorized common shares to 20 million and to reduce the par value from $5 to $1 per common share.

Equity Investments

	The Company has continued to invest in the future of the telecommunications industry through the ownership of the publicly traded stock of other telecommunication companies. During the first quarter of 1999, the market value of the Company's total investment decreased. The current market value of the Company's investment stock as of March 31, 1999 was $3.1 million. Management views this investment as a source of future liquidity.

   The long-term Senior Notes are unsecured, but impose certain financial covenants upon the Company including, but not limited to, restrictions upon types of investments, the amount of dividends paid and the incurrence of additional debt by the Company and its subsidiaries. The Company is currently in compliance with all loan covenants.

CONESTOGA ENTERPRISES, INC.

OTHER FACTORS:

PCS SERVICE:

   CWC began commercial operations as a provider of wireless telecommunications services in May, 1998. As of March 31, 1999 it had 72 base stations in service throughout the Reading, Sunbury and Williamsport areas. CWC plans to put an additional 25 base stations into service during 1999, to augment coverage in those markets.

    CWC holds licenses to provide wireless services known as Personal Communication Services ("PCS") in the D block radio spectrum. PCS is a wireless communications service based on lower power and a higher frequency bandwidth than cellular service. PCS is anticipated to be more reliable, of better quality and less expensive for the customer, than cellular. The Basic Trading Areas in which CWC holds licenses are Reading, Pottsville, Sunbury, and Williamsport, Pennsylvania, covering nine counties in Pennsylvania. In April 1999 CWC was the successful bidder in the Federal Communications Commission auction for additional bandwidth in the Basic Trading Areas it already held and also was successful in acquiring State College Basic Trading Area.

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

  This new regulation, referred to as Chapter 30, provides a price stability mechanism in which a telephone company's annual revenues from non-competitive services may be permitted to change in line with the gross domestic product price index, minus a productivity offset, with no limitation on earnings by the regulated

CONESTOGA ENTERPRISES, INC.

company. In order for the Company to avail itself of the procedures permitted by Chapter 30, CTT and BVT must commit to providing universal broadband services by 2015. Both companies filed a Chapter 30 Plan in July 1998 and approval is expected in July 1999.

   The telecommunication industry continues to undergo fundamental changes, which may have a significant impact on financial performance. The Federal Telecommunications Act of 1996 (TA 96) creates a regulatory environment that encourages competition. As rural companies, CTT and BVT are exempt from many of the most onerous aspects of competition, unless prospective competitors can pass a public interest standard and agree to offer service throughout the telephone companies' territories. In addition in March 1998 CTT and BVT received approval by the Pa. P.U.C. of a petition that has significantly strengthened the companies' competitive position.

    Management believes that competition will continue to bring many new opportunities. Management is endeavoring to position the Company to take advantage of these opportunities as they arise, and remains optimistic about the future. During 1998 CCI significantly grew its long distance business both in the CTT and BVT franchise territories, as well as surrounding areas. In addition CCI's competitive local exchange business became operational in 1998 and began offering services in Bell Atlantic's franchise territory. Strong growth in this business segment is anticipated in 1999.

 YEAR 2000 ISSUES:
 The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Act.

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

CONESTOGA ENTERPRISES, INC.
	The Company is heavily dependent on computer systems and utilizes a significant number of software programs and operating systems throughout the organization. To the extent the software applications are unable to interpret the calendar year 2000, some level of modification or replacement of these applications will be necessary. The Company is also very dependent on vendor compliance and will require them to represent that their systems are year 2000 compliant.

	The Company is addressing the year 2000 problem. It has appointed a task force to assess the scope of the risk and to bring its applications into compliance. This has included utilizing outside service organizations. Conestoga's digital network and all major billing and information systems have been tested and are ready for the year 2000. Potential problems, which are out of the Company's control, could present themselves, such as customer-owned premise equipment that is attached to Conestoga's network. The potential costs from such third party problems are difficult to estimate. No assurance can be given that all of the Company's third party systems are or will be Year 2000 compliant. However the Company does not believe that the costs required to address such problems will have a material adverse effect on the Company's business, financial condition or results of operations, but it cannot be certain given the complexities of the interactions of its systems with the systems of third parties.


Forward-Looking Statements

    Information contained in this Management's Discussion and Analysis and elsewhere in this quarterly report with respect to expected financial results and future events and trends is forward-looking, based on our estimates and assumptions and subject to risks and uncertainties. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

CONESTOGA ENTERPRISES, INC.

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





DATE  __May 14, 1999__              \s\ Albert H Kramer
                                     Albert H Kramer
                                     President


 DATE __May 14, 1999__              \s\ Donald R Breitenstein
                                    Donald R Breitenstein
                                    Controller