Form 10-Q
period 1999-06-30
CONESTOGA ENTERPRISES INC
filed 1999-08-12
CIK 854727

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

For quarter ended June 30, 1999
Commission File Number 0-24064

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

     Yes  X    No

  As of June 30,1999, the number of shares of Common Stock, par value $1.00 outstanding was 7,054,211.


CONESTOGA ENTERPRISES, INC.

   CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

June 30, 1999  and December 31, 1998
       ( In Thousands, Except Shares and Per Share Data)
                              ASSETS
                                                               6/30      12/31
                                                            1999         1998

    Current Assets
      Cash and Cash Equivalents                           $3,564        $8,403
      Accounts receivable, including unbilled
       revenue                                             9,294         7,840
      Inventories, at average cost                         1,000         1,520
      Prepaid taxes                                            0           332
      Prepaid expenses                                       176           127

                 Total Current Assets                     14,034        18,222

     Investments and Other Assets
       Cost in Excess of Net Assets of Business Acquired  36,686        37,626
       Investments in partnerships                           408           415
       Investments in equity securities                    3,686         3,306
       Prepaid Pension Costs                               2,819         2,730
       Other                                               1,842           925

                                                          45,441        45,002

     Plant
       In Service                                        163,341       157,414
       Under Construction                                  4,908         4,991

                                                         168,249       162,405
       Less accumulated depreciation                      79,973        75,020

                                                          88,276        87,385


Total Assets                                            $147,751      $150,609



    SEE NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS




CONESTOGA ENTERPRISES, INC.

   CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

June 30, 1999  and December 31, 1998
         ( In Thousands, Except Shares and Per Share Data)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                               6/30       12/31
                                                               1999       1998

Current Liabilities

   Current maturities of long term debt                   $3,000        $3,000
   Accounts payable                                        4,178         5,777
   Accrued:
             Taxes                                         1,047             0
             Interest                                        203           216
             Payroll & Vacation Pay                        1,198         1,065
   Advance billings/Customer Deposits                        811           803

                 Total Current Liabilities                10,437        10,861

Long Term Liabilities
   Long Term Debt, less Current Maturities                38,750        41,250
   Accrued Post Retirement Cost                            1,038           960
   Other                                                     921           934

                                                          40,709        43,144

Deferred Income Taxes                                      9,892        10,025

Convertible\Redeemable Preferred Stock
   Par value $65 per share; authorized 900,000
   shares; issued and outstanding; 6/30/99 - 158,104
    12/31/98 -  180,289                                   10,277        11,719

Common Stockholders' Equity
  Common Stock  par value; 6/30/99 $1 per share and
  12/31/98 $5 per share  authorized; 6/30/99
  20,000,000 shares and 12/31/98 10,000,000 shares;
  Issued; 6/30/99 and 12/31/98  7,162,951                  7,163        35,814
  Additional Paid-In Capital                              41,984        13,018
  Retained earnings                                       27,524        27,972
  Net unrealized appreciation on
                 marketable equity securities              1,774         1,523
  Less cost of treasury stock;  3/31/99  119,674
  shares and 12/31/98  187,675 shares                     (2,009)       (3,467)


                                                          76,436        74,860

        Total Liabilities and Stockholders' Equity      $147,751      $150,609

    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
 THREE AND SIX MONTHS ENDED JUNE 30, 1999 and 1998
         ( In Thousands, Except Per Share Data)

                                           THREE MONTHS ENDED  SIX MONTHS ENDED
                                             1999 **1998         1999 **1998

Operating Revenues:                        $3,005   $2,716     $5,962   $5,219
    Local Exchange Services
    Long Distance and Access Services       9,880    9,048     19,380   18,156
    Wireless Services                         464      147        809      299
    Other                                   4,530    3,713      8,299    7,115

                                           17,879   15,624     34,450   30,789

Operating Expenses:
    Plant Operations and Cost of Sales      5,294    4,687      9,887    8,459
    Depreciation and Amortization           3,395    3,055      6,885    5,812
    Customer Operations                     3,421    3,133      6,561    6,047
    Corporate Operations                    1,664    1,477      3,287    2,871
    Taxes, other than income                  482      460      1,034      940

                                           14,256   12,812     27,654   24,129

                Operating Income            3,623    2,812      6,796    6,660

Other Income(Deductions), Net:
    Interest Expense                         (740)    (782)    (1,493)  (1,441)
    Income from unconsolidated
                   partnerships interests     (23)     112        (33)     441
    Gain on Sale of Partnership Interest        0    7,749          0    7,749
    Other, Net                                105      208        195      498

                                             (658)   7,287     (1,331)   7,247

        Income Before Income Taxes          2,965   10,099      5,465   13,907

Income Taxes                                1,479    4,458      2,729    6,205


                   Net Income              $1,486   $5,641     $2,736   $7,702


*Basic earnings per common share            $0.19    $0.79      $0.35    $1.05
*Diluted earnings per common share          $0.19    $0.76      $0.35    $1.02
*Dividends per common share                 $0.210   $0.204     $0.413   $0.407
    *  adjusted for the 3-for-2 stock split in May, 1999
    ** Some amounts have been adjusted for comparative purposes.


CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1998 and 1997
         ( In Thousands, Except Per Share Data)
                                                       1999             1998


  Net Income                                          $2,736          $7,702
  Unrealized gains on Securities
       Unrealized holding gains
                              during period              251             258
        Less: reclassification adjustment
           for gains included in net income                0            (38)


  Comprehensive Income                                $2,987          $7,922



CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1999 AND 1998
         ( In Thousands)
                                                           1999         1998
Cash Flows from Operating Activities
  Net Income                                              $2,736       $7,702
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation  and Amortization                         6,885        5,812
    Income from unconsolidated partnership interests          19         (437)
    Gain on sale of unconsolidated partnership interests       0       (7,749)
    Gain on sale of marketable securities                      0         (102)
    Changes in assets and liabilities:
        (Increase) decrease in:
            Accounts Receivable                           (1,454)         (606)
            Material and supplies                            520          (497)
            Prepaid expenses                                 (49)          (56)
            Prepaid pension costs                            (89)          (45)
            Other Assets                                    (929)           39
        Increase (decrease) in:
            Accounts Payable                              (1,599)        2,155
            Accrued expenses and other current liabilities   129           267
            Accrued taxes                                  1,378         2,262
            Other liabilities                                 65           110
            Deferred income taxes                           (263)         (516)

         Net cash provided by operating activities         7,349         8,339

Cash Flows From Investing Activities
    Purchase of Plant, net of removal costs and salvage   (6,835)      (15,507)
    Proceeds from sale of marketable equity securities         0           208
    Proceeds from sale of unconsolidated partnership interests 0        11,084
    Capital investments in unconsolidated partnershp interests 0          (355)

         Net cash used in investing activities            (6,835)       (4,570)

Cash Flows From Financing Activities
   Proceeds from long-term borrowing                           0        21,000
   Principal payments on long term borrowing              (2,500)       (2,500)
   Proceeds from issuance of stock under the
           employee stock purchase plan                       52            57
   Proceeds from issuance of stock under the
           dividend reinvestment plan                        438           350
   Common stock dividends paid                            (2,909)       (2,843)
   Preferred stock redemption                               (159)            0
   Preferred stock dividends paid                           (275)         (336)
   Purchase of common stock for the treasury                   0        (2,668)

         Net cash provided by (used in) financing
              activities                                  (5,353)       13,060

         Increase (decrease) in cash and cash equivalents (4,839)       16,829
Cash and cash equivalents
          Beginning                                        8,403         2,517

          Ending                                          $3,564       $19,346


CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1999 AND 1998
         ( In Thousands)
                                                         1999            1998

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Payments for:
       Interest                                        $1,507           $1,286

       Income Taxes                                    $2,256           $2,070










CONESTOGA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The December 31, 1998 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes included in Conestoga's 1998 Annual Report on Form 10-K.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2: LONG TERM DEBT
 Long term debt is summarized as follows:
              (In thousands)
                                     6/30/99        12/31/98

Series A Senior Note interest payable
quarterly at 6.91%, annual principal
payments of $2,000,000 starting
June 30, 1998 through June 30,
2000, unsecured                        2,000          4,000

Series B Senior Note interest payable
quarterly at 7.59%, annual principal
payments of $1,454,545 starting
June 30, 2001 through June 30,
2011, unsecured                       16,000         16,000

CONESTOGA ENTERPRISES, INC.

Promissory note, interest payable
quarterly at 6.89%. Quarterly principal
payments of $250,000 through
February 1, 2002 unsecured.            2,750          3,250

Senior Note interest payable
quarterly at 6.22%, quarterly
principal payments of $750,000
starting May 11, 2001 through
February 11, 2008,
Unsecured                             21,000         21,000
                                     $41,750        $44,250
     Less current Maturities           3,000          3,000
                                     $38,750        $41,250


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

Segment information as of June 30, 1999 and 1998 are as follows:


CONESTOGA ENTERPRISES, INC.
                         Telephone   Wireless   Other    Total
                                      ( in thousands )
June 30, 1999:
Operating revenues
from external customers  $ 25,581   $ 1,171   $ 7,698  $ 34,450

Intersegment operating
  Revenues                  1,320         8       127     1,455
Operating profit (loss)    10,911    (3,619)     (496)    6,796
Total Assets              108,753    31,243     7,755   147,751
Capital expenditures        5,364     1,245       226     6,835
Depreciation and
           Amortization     4,950     1,379       556     6,885

June 30, 1998:
Operating revenues
from external customers  $ 24,685   $   475   $ 5,629  $ 30,789

Intersegment operating
  Revenues                    480        10       266       756
Operating profit (loss)     9,132    (1,727)     (745)    6,660
Total Assets              109,397    22,671    22,547   154,615
Capital expenditures        3,653    11,756        98    15,507
Depreciation and
           Amortization     4,904       375       533     5,812

Certain items in the schedule above need to be reconciled to the consolidated financial statements and are provided in the schedules below:
June 30:                      1999              1998
Revenues:
 Total revenue for
 Reportable segments        $ 28,080          $  25,650
 Other Revenues                7,825              5,895
 Elimination of
 Intersegment revenues        (1,455)              (756)
Total consolidated revenues $ 34,450          $  30,789
Total Assets:
 Total assets for
 Reportable segments        $143,293          $ 137,287
 Other assets                  7,936             23,439
 Elimination of
  Intersegment receivables    (3,478)            (6,111)
Total consolidated assets   $147,751          $ 154,615

CONESTOGA ENTERPRISES, INC.

Note 4: STOCK OPTION PLAN
  The Company adopted a Stock Option Plan for the certain employees and officers of the Company, which was approved by the shareholders on May 1, 1999. An aggregate of 450,000 shares of authorized but unissued common stock of the Company were reserved for future issuance under the Plan. The stock options have expiration terms of ten years. The per share exercise price of a stock option shall be, at a minimum, equal to the fair value of a share of common stock on the date that the option is granted.

   On June 1, 1999 41,750 options were granted to employees of the Company at an exercise price of $22.34 per share, with a vesting period of three years. No shares are exercisable as of June 30, 1999. The remaining contractual life of the options is 9.9 years.

   The Company applies APB Opinion 25 and related interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by FASB Statement No. 123, there would have been no significant impact to the Company's net income or earnings per share.

NOTE 5: OTHER
 Certain items of the June 30, 1998 consolidated financial statements have been restated to conform to the June 30, 1999 financial statements. There was no impact on net income.

  Inventories, at average cost, are both material and supplies used to provide service, and equipment held for resale.


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE QUARTERLY INCOME STATEMENTS

Overview

     During the second quarter of 1999, net income was $1.486 million or $0.19 per common share compared to $1.250 million or $0.16 per common share in the first quarter of 1999 per share data being adjusted for the 3-for-2 stock split on May 14, 1999. Net income

CONESTOGA ENTERPRISES, INC.

for the second quarter of 1998, which included a extraordinary after tax gain of $4.508 million, or $.066 per common share from the liquidation of the Company's interest in a cellular partnership, was $5.641 million or $0.79 per common share. Excluding the impact of the liquidation of the cellular partnership interest during the second quarter of 1998, the earnings per common share for the second quarter of 1999 were 46.2% greater than the second quarter of 1998. Net income for the first six months of 1999 was $2.736 million or $0.35 per common share compared with $7.702 million or $1.05 per common share or excluding the impact of the liquidation of the cellular partnership interest, $3.194 million or $0.41 per common share.

  The continued strong operating performance of the Company's local exchange networks and related markets have provided the Company with the financial resources to strengthen its position in existing markets and expand into new ones. The Company's net income was adversely impacted by the operating expenses of the wireless telecommunications system, known as Personal Communications Service (PCS) provided by Conestoga Wireless Company (CWC), and long distance service and competitive local exchange service provided by Conestoga Communications, Inc. (CCI). Both CWC and CCI increased their respective customer bases dramatically, during the second quarter or 1999.


RESULTS OF OPERATIONS

REVENUES
  0perating Revenues:
                                              Increase
                                              (in thousands)
 Second Quarter Ended
     June 30 1999 compared to June 30 1998

       Local Exchange Service                $  289      10.6%
       Long Distance and Access Service         832       9.2%
       Wireless Service                         317     215.6%
       Other                                    817      22.0%
                  Total                      $2,255      14.4%



CONESTOGA ENTERPRISES, INC.

                                               Increase
                                              (in thousands)

Six Months Ended
     June 30 1999 compared to June 30 1998

       Local Exchange Service                $  743      14.2%
       Long Distance and Access Service       1,224       6.7%
       Wireless Service                         510     170.6%
       Other                                  1,184      16.6%
                  Total                      $3,661      11.9%

     The increases in operating revenues during the second quarter and the first six months of 1999 when compared with the same periods of 1998 resulted from increases in all of the various operating segments. Second quarter 1999 operating revenues are $1.308 million or 7.9% above the first quarter of 1999 operating revenues.

Local Exchange Service

     The increase in local service revenue has been primarily from the local telephone companies, Conestoga Telephone Co. (CTT) and Buffalo Valley Telephone Co (BVT), as a result of the continuation of growth in access lines in service over the past few years, and in enhanced features. In addition CCI generated over $274 thousand of CLEC revenue during the first six months of 1999. More importantly, during the second quarter of 1999, CCI doubled its customer base and now has over 2,800 CLEC lines in service.

Long Distance and Access Service

     Long Distance and Access Service revenues generated by the telephone companies, CTT & BVT continued to grow due to increases in the minutes of use in their interstate and intrastate toll networks. The interlata minutes of use in their combined systems increased 17.9% during the first six months of 1999 when compared with the first six months of 1998. CCI's long distance revenue during the first six months of 1999 was $3.5 million, 56.7% greater than during the first six months of 1998. CCI's long distance revenue during the second quarter of 1999 increased 15.7% over the first quarter of 1999. As of June 30, 1999 CCI has over 21,000 long distance customers, an increase of 50.5% during the first six months of 1999.

CONESTOGA ENTERPRISES, INC.

During the second quarter alone CCI added 5,000 customers. As of June 30, 1999 CCI is second only to AT&T as the long distance carrier of choice within the franchised territories of CTT and BVT.

Wireless Service

     Wireless Service revenue is generated by the PCS service of CWC and the paging service of Conestoga Mobile Systems (CMS). CWC began commercial operation of its PCS system in May 1998. During the first six months of 1999, CWC generated $545 thousand in PCS revenue. PCS revenue in the second quarter of 1999 was $340 thousand a 65.9% an increase over the first quarter of 1999. CWC's telephones in service increased to over 6,000 during the first six months of 1999 which is a 106.3%. During the second quarter of 1999 the company added over 2,500 units as a result of a very successful promotional campaign. CWC had 76 cell sites in service as of June 30, 1999, adding six additional sites during the first six months of 1999.


Equipment and Other

     Equipment and Other revenues include the sale and lease of communications equipment, including telephones, PBX equipment, pagers and PCS wireless telephones, by all of the subsidiaries. Billing and collection revenue and directory advertising revenue are also included as revenue of the telephone company subsidiaries. All of the subsidiaries posted increases in their respective equipment sales during the first six months of 1999 when compared with both the first six months of 1998 and the first quarter of 1999. Infocore, Inc. generated 48% of the revenue in this category and increased its revenues 13.5% over the first six months of 1998 and 29.9% over the first quarter of 1999.









CONESTOGA ENTERPRISES, INC.

EXPENSES:

Operating Expenses
                                                 Increase
                                               (in thousands)
Second Quarter Ended
     June 30 1999 compared to June 30 1998

       Network Operations and
                Cost of Sales                $  607      13.0%
       Depreciation and Amortization            340      11.1%
       Customer Operations                      288       9.2%
       Corporate Operations                     187      12.7%
       Taxes, Other than Income                  22       4.8%
                  Total                      $1,444      11.3%

Six Months Ended
     June 30 1999 compared to June 30 1998

       Network Operations and
                Cost of Sales                $1,428      16.9%
       Depreciation and Amortization          1,073      18.5%
       Customer Operations                      514       8.5%
       Corporate Operations                     416      14.5%
       Taxes, Other than Income                  94      10.0%
                  Total                      $3,525      14.6%

   The increases in operating expenses during the second quarter and the first six months of 1999 when compared with the same periods of 1998 resulted from increases in all of the various segments. Included in the six months operating expenses for 1999 are six months of CWC operations compared to two months during the same period of 1998. Operating expenses were $858 thousand or 6.4% above the first quarter of 1999 operating expenses.

Network Operations and Cost of Sales

    The increase in network operations and cost of sales expenses is directly related to the start up of commercial operation of the PCS business in the second quarter of 1998. During the first six months of 1999 CWC's cost of service and equipment sold was over $1.6 million and its system operating expenses were $362 thousand. CCI's costs were $238 thousand. Together CTT and BVT reduced the

CONESTOGA ENTERPRISES, INC.

costs of network operations and sales during the first six months of 1999 by 9.0% compared to the fist six months of 1998. Network operations and cost of sales expenses for the second quarter of 1999 were 15.3% greater than the first quarter of 1999.

Depreciation and Amortization

    Depreciation and amortization expenses include charges from all of the subsidiaries. The 18.5% increase during the first six months of 1999 compared to the same period of 1998 is again a direct result of the timing of the start of commercial operations of CWC. For the first six months of 1999 CWC had depreciation expense of $1.3 million compared with only $331 thousand during the first six months of 1998. The depreciation expenses of the local exchange carriers CTT and BVT, were approximately the same during the first six months of 1999 and 1998. This was due to the decrease of the depreciation rates on certain capital accounts resulting from the implementation of new depreciation rates in the second quarter of 1999 retroactive to January 1, 1999, based on a depreciation study performed by an outside consulting firm. Depreciation and amortization expenses for the second quarter of 1999 were 2.7% below the first quarter of 1999.

Customer Operations

    All of the Company's subsidiaries incur customer operations expenses. The increase in the customer operations expenses during the first six months of 1999 is attributable to CCI's increased customer operations expenses for its long distance and CLEC services some of which were start up costs. CWC's customer operations expenses increased as a result of greater advertising and sales expenses for the PCS business. The operations expenses of the telephone companies were approximately the same during the first six months of 1999 and 1998. Customer operations expenses for the second quarter of 1999 were 8.9% greater than the first quarter of 1999.

Corporate Operations

   Corporate operations expenses include charges from all the Company's subsidiaries. Most of the 14.5% increase during the first six months of 1999 when compared with the first six months of 1998 is the result of additional personnel in the human resource
CONESTOGA ENTERPRISES, INC.

department and the management information department. Some additional second quarter 1999 costs are attributable to the implementation of a new corporate information and accounting system by the Management information department. The new system will be in service by the end of the fourth quarter of 1999.

Taxes, other than income

    Taxes, other than income, increased primarily due to increases in the operations of the various business segments.

Other Income (Deductions), Net

    The liquidation of the Company's cellular partnership interest in the second quarter of 1998 primarily caused the change in this item from an income of $7.2 million during the first six months of 1998 to a loss of $1.3 million during the same period of 1999. During the first six months of 1998 the Company realized income from its cellular partnership interest and gains from the liquidation thereof. In addition during that period of 1998, the Company realized gains from the sale of equity securities. The Company did not have such income or gains during the first six months of 1999.

Income Taxes
                                          Increase/(Decrease)
                                             (in thousands)
     Second Quarter Ended
     June 30 1999 compared to June 30 1998
                                           $ (2,979)   -66.8%

     Six Months Ended
     June 30 1999 compared to June 30 1998
                                           $ (3,476)   -56.0%

    Income taxes incurred during the first six months of 1998 were higher than during the same period of 1999 as a result of the extraordinary gain from the liquidation of the cellular partnership interest in 1998.





CONESTOGA ENTERPRISES, INC.

NET INCOME

                                           Increase/(Decrease)
                                             (in thousands)
     Second Quarter Ended
     June 30 1999 compared to June 30 1998
                                           $ (4,155)   -73.7%

     First Six Months Ended
     June 30 1999 compared to June 30 1998
                                           $ (4,966)   -64.5%

    The comparison of net income for the first six months of 1999 and 1998 is distorted by the extraordinary $4.5 million after tax gain from the liquidation cellular partnership interest during the second quarter of 1998. Excluding the gain from the liquidation of this partnership interest net income during the first six months of 1999 was 14.3% less than during the first six months of 1998, and during the second quarter of 1999 was 31.2% greater than during the second quarter of 1998. CWC's operating loss during the first six months of 1999 was $3.6 million. The net income for the second quarter of 1999 was $236 thousand or 18.9% higher than the first quarter 1999 net income.

FINANCIAL CONDITION

 Liquidity and Capital Commitments

    Six Months Ended June 30,           1999         1998
    Cash Flows From (Used In):

	Operating activities             $ 7,349       $ 8,339

	Investing activities             ( 6,835)       (4,570)

	Financing activities             ( 5,353)       13,060

    The Company uses the net cash generated from its operations and from external financing to fund capital expenditures for network expansion and modernization, pay dividends, and invest in new businesses. The Company's sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing

CONESTOGA ENTERPRISES, INC.

operating and investing requirements. We expect that presently foreseeable capital requirements will be financed primarily through internally generated funds. Additional debt or equity financing may be needed to fund additional development activities or to maintain our capital structure to ensure our financial flexibility.

Cash Flows From Operating Activities

   The Company's primary source of funds continues to be cash generated from operations. Taking into account net income plus the various adjustments for depreciation and amortization, the cash flows from operating activities in the first six months of 1999 were $7.3 million. Cash flows from operating activities for the second quarter of 1999 was over $5.0 million greater than the first quarter of 1999. Net income for accounting purposes is decreased by the amortization of the goodwill arising from the acquisitions of BVT and INF, and the higher depreciation expense arising from the capital investment in PCS. Amortization and depreciation are non-cash expenses, and consequently a source of cash that the Company can use for the capital investments necessary to maintain and upgrade its network and build and develop PCS.

Cash Flows Used in Investing Activities

    Capital expenditures are the Company's primary use of cash resources. The Company's capital expenditures in the first six months of 1999 included $5.4 million for the Company's local exchange operations and $1.2 million for the continued build-out of its PCS operation. The investment in local exchange operations was $1.6 million greater during the first six months of 1999 when compared with the investments made during the first six months of 1998. The investments are made to support the Company's businesses in order to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of its networks.

   Substantial amounts of additional capital will be needed for the remaining
build-out of the PCS network.   CWC's budgeted capital requirements for 1999
$10 million. The capital required over the next several years to complete the build out of its entire PCS network, could exceed $20 million. Additional funding could come

CONESTOGA ENTERPRISES, INC.

from (1) internal sources, (2) long-term debt, or(3) the issuance of additional common stock or a combination of the three.

Cash Flows Used in Financing Activities

    As in prior years, dividend payments were a significant use of capital resources. In the first six months of 1999 the Company paid common stock dividends totaling $2.9 million. During the first six months of 1999, 2,452 shares of preferred stock were redeemed for cash and 19,733 shares of preferred stock were converted into common shares.

    During the first six months of 1999 $2.5 million was paid on principal on long term debt in accordance with the Company's long term debt obligations.

    During the first six months of 1999, the Company did not borrow against the two lines of credit totaling $15 million. During the first quarter of 1998, the Company borrowed $21 million to finance the capital requirements for the build-out and development of CWC's wireless PCS network.


    In May 1999 the Company amended its articles of incorporation to increase the number of authorized common shares to 20 million and to reduce the par value from $5 to $1 per share.

Equity Investments

	The Company continues to invest in the future of the telecommunications industry through the ownership of the publicly traded stock of other telecommunication companies. During the first six months of 1999, the market value of the Company's total investment increased.
The market value of the Company's investment stock as of June 30, 1999 was $3.6 million. Management views this investment as a source of future liquidity.

   The long-term debt obligations are unsecured, but impose certain financial covenants upon the company including, but not limited to, restrictions upon types of investments, the amount of dividends paid and the incurrence of additional debt by the Company and its subsidiaries. The Company is currently in compliance with all loan covenants.

CONESTOGA ENTERPRISES, INC.

OTHER FACTORS:

PCS SERVICE:

 CWC began commercial operations as a provider of wireless telecommunications services in May 1998. As of June 30, 1999 it had 76 base stations in service throughout the Reading, Sunbury and Williamsport areas. CWC plans to put an additional 20 base stations into service during 1999, to augment coverage in those markets.

	CWC holds licenses to provide wireless services known as Personal Communication Services ("PCS") in the C and D block radio spectrum. PCS is a wireless communications service based on lower power and a higher frequency bandwidth than cellular service. PCS is anticipated to be more reliable, of better quality and less expensive for the customer, than cellular. The Basic Trading Areas in which CWC holds licenses are Reading, Pottsville, Sunbury, Williamsport, and Penn State Pennsylvania, covering ten counties in Pennsylvania. In April 1999 CWC was the successful bidder in the Federal Communications Commission auction for additional bandwidth in the Basic Trading Areas in which it already held licenses and for bandwidth in the State College Basic Trading Area.

     Management views participation in PCS as an important part of its future business. PCS is expected to be a reliable, convenient and inexpensive vehicle for providing wireless telephone service. It will provide the Company with an opportunity to expand its business into neighboring territories while maintaining the Company's current customer base.

REGULATED INDUSTRY:

  CTT and BVT are subject to a rate making process regulated by the Pennsylvania Public Utility Commission (PUC) called "rate of return regulation". An amendment to the Pennsylvania Public Utility Act passed in 1993 provides for streamlined rate regulation and a method for determining rates other than the rate of return regulation and procedures.
This new regulation, referred to as Chapter 30, provides a price stability mechanism in which a telephone company's annual revenues from non-competitive services may be permitted to change in line with the gross domestic product price index, minus a productivity offset, with no limitation on earnings by the regulated company. In order for the Company to avail itself of the procedures
CONESTOGA ENTERPRISES, INC.

permitted by Chapter 30, CTT and BVT must commit to providing universal broadband services by 2015. Both companies filed a Chapter 30 Plan in July 1998 and approval is expected in September 1999.

   The telecommunication industry continues to undergo fundamental changes, which may have a significant impact on financial performance. The Federal Telecommunications Act of 1996 (TA 96) creates a regulatory environment that encourages competition. As rural companies, CTT and BVT are exempt from many of the most onerous aspects of competition, unless prospective competitors can pass a public interest standard and agree to offer service throughout the telephone companies' territories. In addition in March 1998 CTT and BVT received approval by the Pa. P.U.C. of a petition that has significantly strengthened the companies'competitive position.

    Management believes that competition will continue to bring many new opportunities. Management has positioned the Company to take advantage of these opportunities and remains optimistic about the future. CCI has significantly grown its long distance business both in the CTT and BVT franchise territories, as well as surrounding areas. In addition CCI's competitive local exchange business is operational and is offering services in Bell Atlantic's franchise territory. We have experienced strong growth in this business segment during the first six months of 1999.

YEAR 2000 ISSUES:

   The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Act.

    The Year 2000 ("Y2K") problem arises from the use of a two-digit field to identify years in computer programs, e.g., 85=1985, and the assumption of a single century, the 1900s. Any program so created may read, or attempt to read, "00" as the year 1900. There are two other related issues which could also lead to incorrect calculations or failure, such as (i) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and (ii) the year 2000 is a leap year. Accordingly, some computer hardware and software, including programs embedded within machinery and parts, will need to be modified prior to the year 2000 in order to remain functional.

CONESTOGA ENTERPRISES, INC.

	The Company is heavily dependent on computer systems and utilizes a significant number of software programs and operating systems throughout the organization. To the extent the software applications are unable to interpret the calendar year 2000, some level of modification or replacement of these applications is necessary. The Company is also very dependent on vendor compliance and will require them to represent that their systems are year 2000 compliant.

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

CONESTOGA ENTERPRISES, INC.

place undue reliance on these forward-looking statements, which are applicable only as of the date hereof. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.



















CONESTOGA ENTERPRISES, INC.

PART II.  OTHER INFORMATION

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE


ITEM 6(B) EXIBITS AND REPORTS ON FORM 8-K

         NONE












CONESTOGA ENTERPRISES, INC.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE  August 13, 1999             \s\ Albert H Kramer
                                     Albert H Kramer
                                     President


DATE  August 13, 1999              \s\ Donald R Breitenstein
                                    Donald R Breitenstein
                                    Controller