Form 10-Q
period 1999-09-30
CONESTOGA ENTERPRISES INC
filed 1999-11-15
CIK 854727

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

For quarter ended September 30, 1999
Commission File Number 0-24064

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

     Yes  X    No

  As of September 30,1999, the number of shares of Common Stock, par value $1.00 outstanding was 7,065,932.



CONESTOGA ENTERPRISES, INC.

   CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

      September 30, 1999  and December 31, 1998
       ( In Thousands, Except Shares and Per Share Data)

                              ASSETS
                                                     9/30              12/31
                                                     1999               1998

    Current Assets
      Cash and Cash Equivalents                      $3,161            $8,403
      Accounts receivable, including unbilled
       revenue                                        9,613             7,840
      Inventories, at average cost                    1,612             1,520
      Prepaid taxes                                       0               332
      Prepaid expenses                                  284               127

                 Total Current Assets                14,670            18,222

     Investments and Other Assets
       Cost in Excess of Net Assets of
                 Business Acquired                   36,216            37,626
       Investments in partnerships                      386               415
       Investments in equity securities               3,360             3,306
       Prepaid Pension Costs                          2,845             2,730
       Other                                          2,082               925

                                                     44,889            45,002

     Plant
       In Service                                   167,386           157,414
       Under Construction                             5,021             4,991

                                                    172,407           162,405
       Less accumulated depreciation                 82,899            75,020

                                                     89,508            87,385


Total Assets                                       $149,067          $150,609



    SEE NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS




CONESTOGA ENTERPRISES, INC.

   CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

      September 30, 1999  and December 31, 1998
         ( In Thousands, Except Shares and Per Share Data)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                       9/30            12/31
                                                       1999             1998

Current Liabilities

   Current maturities of long term debt              $3,000            $3,000
   Accounts payable                                   4,729             5,777
   Accrued:
             Taxes                                    1,950                 0
             Interest                                   209               216
             Payroll & Vacation Pay                   1,238             1,065
   Advance billings/Customer Deposits                 2,099               803

                 Total Current Liabilities           13,225            10,861

Long Term Liabilities
   Long Term Debt, less Current Maturities           38,500            41,250
   Accrued Post Retirement Cost                       1,058               960
   Other                                                909               934

                                                     40,467            43,144

Deferred Income Taxes                                 9,520            10,025

Convertible\Redeemable Preferred Stock
   Par value $65 per share; authorized 900,000
   shares; issued and outstanding; 9/30/99 - 156,979
    12/31/98 -  180,289                              10,204            11,719

Common Stockholders' Equity
  Common Stock  par value 9/30/99 $1 per share and
  12/31/98 $5 per share ;
  authorized 9/30/99 20,000,000 shares and
  12/31/98 10,000,000 shares;
  Issued 9/30/99 and 12/31/98  7,162,951              7,163            35,814
  Additional Paid-In Capital                         42,015            13,018
  Retained earnings                                  26,675            27,972
  Net unrealized appreciation on
                  marketable equity securities        1,559             1,523
  Less cost of treasury stock;  9/30/99  94,780
  shares and 12/31/98  187,675 shares                (1,761)           (3,467)


                                                     75,651            74,860

  Total Liabilities and Stockholders' Equity       $149,067          $150,609
   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 and 1998

                                              THREE MONTHS       NINE MONTHS
                                                 ENDED             ENDED
                                              1999   **1998      1999   **1998

Operating Revenues:
    Local Exchange Services                  $3,229  $2,445    $9,191   $7,664
    Long Distance and Access Services         9,473   9,201    28,853   27,357
    Wireless Services                           550     162     1,359      461
    Equipment and Other                       4,575   4,188    12,874   11,303

                                             17,827  15,996    52,277   46,785

Operating Expenses:
    Network Operations and Cost of Sales      5,311   4,735    15,198   13,194
    Depreciation and Amortization             3,628   3,126    10,513    8,938
    Customer Operations                       4,333   2,844    10,894    8,891
    Corporate Operations                      1,731   1,364     5,018    4,235
    Taxes, other than income                    498     489     1,532    1,429

                                             15,501  12,558    43,155   36,687

                Operating Income              2,326   3,438     9,122   10,098

Other Income(Deductions), Net:
    Interest Expense                           (719)  (714)   (2,212)  (2,155)
    Income from unconsolidated
                   partnerships interests       (37)     10       (70)     451
    Gain on Sale of Partnership Interest          0       0         0    7,749
    Other, Net                                   70     288       265      786

                                               (686)   (416)   (2,017)   6,831

        Income Before Income Taxes            1,640   3,022     7,105   16,929

Income Taxes                                  1,006   1,304     3,735    7,509


                   Net Income                  $634  $1,718    $3,370   $9,420


*Basic earnings per common share             $0.07    $0.23    $0.42    $1.28
*Diluted earnings per common share           $0.07    $0.23    $0.42    $1.26
*Dividends per common share                  $0.210   $0.203   $0.623   $0.610
    *  adjusted for the 3-for-2 stock split in May, 1999
    ** Some amounts have been adjusted for comparative purposes.





CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1999 and 1998
         ( In Thousands, Except Per Share Data)
                                                     1999      1998

  Net Income                                       $3,370     $9,420
  Unrealized gains on Securities
       Unrealized holding gains
                              during period            36        369
        Less: reclassification adjustment
           for gains included in net income             0        -38


  Comprehensive Income                             $3,406     $9,751




CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
         ( In Thousands)
                                                         1999           1998
Cash Flows from Operating Activities
  Net Income                                            $3,370         $9,420
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation  and Amortization                      10,513          8,939
    (Income) loss  from unconsolidated partnership
    interests                                               41           (450)
    Gain on sale of unconsolidated partnership interests     0         (7,749)
    Gain on sale of marketable securities                    0           (102)
    Changes in assets and liabilities:
        (Increase) decrease in:
            Accounts Receivable                         (1,773)          (536)
            Material and supplies                          (92)          (471)
            Prepaid expenses                              (157)             5
            Prepaid pension costs                         (115)          (140)
            Other Assets                                (1,169)            56
        Increase (decrease) in:
            Accounts Payable                            (1,047)        (1,813)
            Accrued expenses and other current
                    liabilities                          1,462             12
            Accrued taxes                                2,282            126
            Other liabilities                               72            132
            Deferred income taxes                         (524)          (703)

         Net cash provided by operating activities       12,863         6,726

Cash Flows From Investing Activities
    Purchase of Plant, net of removal costs and salvage (11,227)      (18,591)
    Proceeds from sale of marketable equity securities        0           208
    Proceeds from sale of unconsolidated
                             partnership interests            0        11,084
    Capital investments in unconsolidated
                             partnershp interests             0          (355)

         Net cash used in investing activities          (11,227)       (7,654)

Cash Flows From Financing Activities
   Proceeds from long-term borrowing                          0        21,000
   Principal payments on long term borrowing             (2,750)       (2,750)
   Proceeds from issuance of stock under the
           employee stock purchase plan                      85            82
   Proceeds from issuance of stock under the
              dividend reinvestment plan                    645           516
   Common stock dividends paid                           (4,391)       (4,258)
   Preferred stock redemption                              (192)         (401)
   Preferred stock dividends paid                          (275)         (347)
   Purchase of common stock for the treasury                  0        (2,668)

   Net cash provided by (used in) financing activities   (6,878)       11,174

     Increase (decrease) in cash and cash equivalents    (5,242)       10,246
Cash and cash equivalents
          Beginning                                       8,403         2,517

          Ending                                          3,161        12,763


CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
         ( In Thousands)
                                                          1999          1998
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash Payments for:
       Interest                                          $2,220        $1,926

       Income Taxes                                      $2,962        $6,056






CONESTOGA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The December 31, 1998 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes included in Conestoga's 1998 Annual Report on Form 10-K.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2: LONG TERM DEBT
 Long term debt is summarized as follows:
              (In thousands)
                                     9/30/99        12/31/98

Series A Senior Note interest payable
quarterly at 6.91%, annual principal
payments of $2,000,000 starting
June 30, 1998 through June 30,
2000, unsecured                        2,000          4,000

Series B Senior Note interest payable
quarterly at 7.59%, annual principal
payments of $1,454,545 starting
June 30, 2001 through June 30,
2011, unsecured                       16,000         16000

CONESTOGA ENTERPRISES, INC.

Promissory note, interest payable
quarterly at 6.89%. Quarterly principal
payments of $250,000 through
February 1, 2002 unsecured.            2,500         3,250

Senior Note interest payable
quarterly at 6.22%, quarterly
principal payments of $750,000
starting May 11, 2001 through
February 11, 2008,
Unsecured                             21,000         21,000
                                     $41,500        $44,250
     Less current Maturities           3,000          3,000
                                     $38,500        $41,250


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

Segment information as of September 30, 1999 and 1998 are as follows:

CONESTOGA ENTERPRISES, INC.
                         Telephone   Wireless   Other    Total
                                      ( in thousands )
September 30, 1999:
Operating revenues
from external customers  $ 38,188   $ 1,907   $12,182  $ 52,277

Intersegment operating
  Revenues                  2,064        12       183     2,259
Operating profit (loss)    15,882    (5,669)   (1,091)    9,122
Total Assets              110,622    32,022     6,423   149,067
Capital expenditures        7,899     3,086       242    11,227
Depreciation and
           Amortization     7,480     2,197       836    10,513

September 30, 1998:
Operating revenues
from external customers  $ 37,380   $   788   $ 8,617  $ 46,785

Intersegment operating
  Revenues                  1,009        15       345     1,369
Operating profit (loss)    14,112    (2,983)   (1,031)   10,098
Total Assets              109,473    24,634    13,986   148,093
Capital expenditures        6,098    12,738       245    18,591
Depreciation and
           Amortization     7,386       747       806     8,939

Certain items in the schedule above need to be reconciled to the consolidated financial statements and are provided in the schedules below:
September 30:                 1999              1998
Revenues:
 Total revenue for
 Reportable segments        $ 42,171          $ 39,190
 Other Revenues               12,365             8,962
 Elimination of
 Intersegment revenues        (2,259)           (1,369)
Total consolidated revenues $ 52,277          $  30,789
Total Assets:
 Total assets for
 Reportable segments        $146,501          $ 140,332
 Other assets                  8,939             17,007
 Elimination of
  Intersegment receivables    (6,373)            (9,246)
Total consolidated assets   $149,067          $ 148,093

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

   On June 1, 1999 41,750 options were granted to employees of the Company at an exercise price of $22.34 per share, with a vesting period of three years. No shares are exercisable as of September 30, 1999. The remaining contractual life of the options is 9.7 years.

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

NOTE 5: PENDING ACQUISITION
    In November 1999, the Company signed an Agreement and Plan of Merger (Agreement) to acquire all of the common stock of TeleBeam, Inc., a telecommunications company based in State College, Pennsylvania. Under the terms of the agreement the Company will issue 735,000 shares of common stock to TeleBeam, Inc.'s stockholders in exchange for all outstanding shares of TeleBeam, Inc. The acquisition is subject to certain conditions, including approval of the merger by TeleBeam, Inc.'s stockholders. The tranaction will be accounted for as a pooling of interest method, and the effective date of the merger is expected to be in the first quarter of 2000.

NOTE 6: OTHER
 Certain items of the September 30, 1998 consolidated financial statements have been restated to conform to the September 30, 1999 financial statements. There was no impact on net income.

  Inventories, at average cost, are both material and supplies used to provide service, and equipment held for resale.


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE QUARTERLY INCOME STATEMENTS

Overview

     During the third quarter of 1999, net income was $634 thousand or $0.07 per common share compared to $1.486 million or $0.19 per common share for the second quarter of 1999. Net income for the

CONESTOGA ENTERPRISES, INC.

First nine months of 1999 was $3.370 million. Net income for the first three quarter of 1998, which included an extraordinary after-tax gain of $4.508 million, or $.066 per common share realized from the liquidation of the Company's interest in a cellular telephone partnership was $9.420 million. Excluding the income derived from the liquidation of the cellular partnership interest, the earnings for the first nine month of 1998 were $.63 per common share or $4.912 million.

  The Company's local exchange networks and related markets have continued their strong operating performances. The Company's operations have been adversely impacted, however, by the operating expenses of the wireless telecommunications system, known as Personal Communications Service (PCS) offered by Conestoga Wireless Company (CWC), and by the operating expenses of the long distance service and competitive local exchange service provided by Conestoga Communications, Inc. (CCI). Both CWC and CCI dramatically increased their customer bases during the first three quarters of 1999. CWC began offering service and opened new retail stores in Williamsport, Pennsylvania during the third quarter of 1999. CCI improved the operating efficiencies of its long distance switching network which should lower operating costs and is installing its own switching facilities in Reading and Pottstown, Pennsylvania areas to convert CLEC customers from resale to facilities based service.


RESULTS OF OPERATIONS

REVENUES
  Operating Revenues:
                                                 Increase
                                              (in thousands)
 Third Quarter Ended
     September 30 1999 compared to
                        September 30 1998
       Local Exchange Service                $  784      32.1%
       Long Distance and Access Service         272       3.0%
       Wireless Service                         388     239.5%
       Other                                    387       9.2%
                  Total                      $1,831      11.5%



CONESTOGA ENTERPRISES, INC.

                                                 Increase
                                              (in thousands)

Nine Months Ended
     September 30, 1999 compared to
                         September 30 1998
       Local Exchange Service                $1,527      19.9%
       Long Distance and Access Service       1,496       5.5%
       Wireless Service                         898     194.8%
       Other                                  1,571      13.9%
                  Total                      $5,492      11.7%

   The increases in operating revenues during the third quarter and the first nine months of 1999, over the same periods of 1998, resulted from increases in all of the various operating segments. Operating revenues for the third quarter 1999 were down slightly (0.3%) from the second quarter of 1999, due to one-time settlement adjustments in Access and Long Distance revenue during the second quarter.

Local Exchange Service

   The increase in local service revenue has been generated primarily by the local telephone companies, Conestoga Telephone Co. (CTT) and Buffalo Valley Telephone Co (BVT). These increases are a result of the continued growth in the number of access lines in service over the past few years, as well as the increased demand for enhanced service features. In addition CCI generated over $527 thousand of CLEC revenue during the first nine months of 1999, and now has over 3,700 CLEC lines in service.

Long Distance and Access Service

     Long Distance and Access Service revenues are generated by the telephone companies and CCI. CTT & BVT's access revenue continued to grow due to increases in the minutes of use in both their interstate and intrastate toll networks. The minutes of use in their combined systems increased 18.0% during the first nine months of 1999 when compared with the first nine months of 1998. Intralata competition within Pennsylvania has caused the long distance revenue of CTT & BVT to decline. During the first nine months of 1999 their combined long distance revenue fell 27.9% or $1.3 million. In contrast, CCI's long distance revenue during the first nine months of 1999 was $5.4 million, a 58.4% increase when compared to the first nine months of 1998.

CONESTOGA ENTERPRISES, INC.

CCI's long distance revenue during the third quarter of 1999 was 6.3% greater than during the second quarter of 1999. As of September 30, 1999 CCI had over 23,000 long distance customers. Among long distance cariers, CCI has the second highest number of customers within the franchised territories of CTT and BVT.


Wireless Service

     Wireless Service revenue is generated by the PCS service of CWC and the paging service of Conestoga Mobile Systems (CMS). CWC began commercial operation of its PCS system in May 1998. During the first nine months of 1999, CWC generated $1.159 million of revenue from its PCS operations. PCS revenue in the third quarter of 1999 was $613 thousand, representing a 12.5% increase over the second quarter of 1999. The Company experienced substantial increases in the bad debt expense and took a $160,000 write off during the third quarter. Stricter credit policies have been instituted in order to reduce bad debt expense to acceptable industry norms. The numer of wireless telephones in service on CWC's PCS System as of September 30, 1999 was over 7,300 which represents a 150.0% increase from the December 31, 1998 figure. During September 1999 the company added over 1,000 units as a result of another successful promotional campaign. CWC added six additional cell sites during the third quarter of 1999 and now has 82 cell sites throughout its system.


Equipment and Other

    Equipment and Other revenues include the sale and lease of communications equipment, such as telephones, PBX equipment, pagers and PCS wireless telephones, by all of the subsidiaries. Billing and collection revenue and directory advertising revenue are also included as revenue of the telephone company subsidiaries. All of the subsidiaries posted increases in their respective equipment sales during the first nine months of 1999 when compared with the first nine months of 1998. Infocore, Inc. generated 55.2% of the revenue in this category and increased its revenues 37.0% over the first nine months of 1998.





CONESTOGA ENTERPRISES, INC.

EXPENSES:

Operating Expenses
                                                  Increase
                                               (in thousands)
Third Quarter Ended
     September 30 1999 compared to
                     September 30 1998
       Network Operations and
                Cost of Sales                $  576      12.2%
       Depreciation and Amortization            502      16.1%
       Customer Operations                    1,489      52.4%
       Corporate Operations                     367      26.9%
       Taxes, Other than Income                   9       1.8%
                  Total                      $2,943      23.4%

Nine Months Ended
     September 30 1999 compared to September 30 1998

       Network Operations and
                Cost of Sales                $2,004      15.2%
       Depreciation and Amortization          1,575      17.6%
       Customer Operations                    2,003      22.5%
       Corporate Operations                     783      18.5%
       Taxes, Other than Income                 103       7.2%
                  Total                      $6,468      17.6%

   The overall increase in operating expenses during the third quarter and the first nine months of 1999 (when compared with the same periods of 1998) resulted from new and additional increases in various segments of the company. Included in the nine months operating expenses for 1999 are nine months of CWC operations compared to five months during the same period of 1998. Operating expenses were $1.243 million or 8.7% above the second quarter of 1999 operating expenses.

Network Operations and Cost of Sales

    The increase in network operations and cost of sales expenses directly relates to the PCS business operations in the second quarter of 1998, as well as the increase in equipment sales from INF during the first nine months of 1999. During the first nine months of 1999 CWC's cost of service and

CONESTOGA ENTERPRISES, INC.

equipment sold was over $2.4 million, and INF's cost of equipment sold was over $2.0 million. Together CTT and BVT reduced the costs of network operations and sales during the first nine months of 1999 by 9.2% when compared to the first nine months of 1998. Network operations and cost of sales expenses for the third quarter of 1999 were 0.3% greater than the second quarter of 1999.

Depreciation and Amortization

    Depreciation and amortization expenses include charges from all of the subsidiaries. The 17.6% increase during the first nine months of 1999 compared to the same period of 1998 is a direct result of the timing of the start of commercial operations of CWC. For the first nine months of 1999 CWC had depreciation expense of $2.1 million compared with only $680 thousand during the first nine months of 1998. The depreciation expense of the local exchange carriers CTT and BVT increased only 1.3% or $94 thousand during the first nine months of 1999. This was a result of the implementation of new depreciation rates during the second quarter of 1999, applied retroactively to January 1, 1999, which decreased the depreciation rates on certain capital accounts. The new rates are based on findings contained in a depreciation study performed by an outside consulting firm. Depreciation and amortization expenses for the third quarter of 1999 were 6.7% greater than the second quarter of 1999.

Customer Operations

    All of the Company's subsidiaries incur customer operations expenses. The overall increase in the customer operations expenses during the first nine months of 1999 is attributable to CCI's increased customer operations expenses for its long distance and CLEC services some of which were start up costs. CWC's customer operations expenses increased as a result of greater advertising and sales expenses for the PCS business. The operations expenses of the telephone companies increased 2.5% or $103 thousand during the first nine months of 1999 and 1998. Customer operations expenses for the third quarter of 1999 were 26.7% greater than the second quarter of 1999.

Corporate Operations

   Corporate operations expenses include charges from all the Company's subsidiaries. The increase during the first nine months
CONESTOGA ENTERPRISES, INC.

of 1999, when compared with the first nine months of 1998, is largely the result of additional personnel in the Human Resource Department and the Management Information Department (MIS). One time costs attributable to the implementation of a new corporate information and accounting system by the MIS department added to the increase. The new system will be in service by the end of the fourth quarter of 1999.

Taxes, other than income

    Taxes, other than income, increased primarily due to the increased operations of various business segments.

Other Income (Deductions), Net

    The shift in this line item from income of $6.8 million for the first nine months of 1998 to a loss of $2.0 million for the same period of 1999 is primarily attributable to the income derived from the Company's cellular partnership interest in 1998 and its subsequent liquidation thereof during the same period, totaling $8.2 million. An addition item contributing to the variance were the gains realized from the sale of equity securities during 1998. The Company did not have such income or gains during the first nine months of 1999. The decrease in Other, net is directly related to additional interest income earned on short term investments during 1998.

Income Taxes
                                      Increase/(Decrease)
                                        (in thousands)
     Third Quarter Ended
     September 30 1999 compared to
                  September 30 1998        $ (298)     -22.9%

     Nine Months Ended
     September 30 1999 compared to
                  September 30 1998        $ (3,774)   -50.3%

  Income taxes incurred during the first nine months of 1998 were higher than during the same period of 1999 as a result of the extraordinary gain from the liquidation of the cellular partnership interest. The income tax provision differs from the amount of income tax determined by applying the federal income tax rate to pretax income primarily due to state income taxes and goodwill amortization. The percentage of income tax to pretax income was 52.6% for the nine months ended September 30, 1999 compared to 44.4% for the nine months ended September 30, 1998.

CONESTOGA ENTERPRISES, INC.

NET INCOME

                                     Increase/(Decrease)
                                        (in thousands)
     Third Quarter Ended
     September 30 1999 compared to
                  September 30 1998    $ (1,084)   -63.1%

     Nine Months Ended
     September 30 1999 compared to
                  September 30 1998    $ (6,050)   -64.2%

    The comparison of net income for the first nine months of 1999 and 1998 is distorted by the extraordinary $4.5 million after tax gain from the liquidation cellular partnership interest during the second quarter of 1998. Excluding the gain from the liquidation of this partnership interest net income during the first nine months of 1999 was 31.4% less than during the first nine months of 1998. This variance reflects the additional costs associated with the Company's expansion of its PCS, long distance and CLEC businesses. CWC's operating loss during the first nine months of 1999 was $5.7 million, and was slightly over $2.0 million during the third quarter, but remains within the overall business plan. CCI experienced a $340 thousand operating loss for the period due to some very aggressive pricing competition and expenses associated with the CLEC expansion. The net income for the third quarter of 1999 was $852 thousand or 57.3% under the second quarter 1999 net income.

FINANCIAL CONDITION

 Liquidity and Capital Commitments

    Nine Months Ended September  30,     1999         1998
    Cash Flows From (Used In):

	Operating activities             $12,863       $ 6,726

	Investing activities             (11,227)       (7,654)

	Financing activities             ( 6,878)       11,174

    The Company uses the net cash generated from its operations and from external financing to fund capital expenditures for network
CONESTOGA ENTERPRISES, INC.

expansion and modernization, to pay dividends, and to invest in new businesses. The Company's obtains funds, for these purposes primarily from operations and, to the extent necessary, from readily available external financing arrangements. These funding sources are sufficient to meet ongoing operating and investing requirements. We expect that presently foreseeable capital requirements will be financed primarily through internally generated funds, but some draw on the lines of credit may be required. Additional debt or equity financing may be needed to fund additional development activities or to maintain our capital structure to ensure financial flexibility.

Cash Flows From Operating Activities

   The Company's primary source of funds continues to be cash generated from operations. Taking into account net income plus the various adjustments for depreciation and amortization, the cash flows from operating activities in the first nine months of 1999 were $12.9 million. Cash flows from operating activities for the third quarter of 1999 was over $5.5 million and was $176 thousand greater than the second quarter of 1999. Net income for accounting purposes is decreased by the amortization of the goodwill arising from the acquisitions of BVT and INF, and the higher depreciation expense arising from the capital investment the in PCS system. Amortization and depreciation are non-cash expenses, and consequently a source of cash that the Company can use for the capital investments necessary to maintain and upgrade its network and build and develop its PCS system.

Cash Flows Used in Investing Activities

    Capital expenditures are the Company's primary use of cash resources. The Company's capital expenditures in the first nine months of 1999 included $7.9 million for the Company's local exchange operations and $3.1 million for the continued build-out of its PCS operation. The investment in local exchange operations was $1.8 million or 29.5% greater during the first nine months of 1999 when compared with the investments made during the first nine months of 1998. The investments are made to support the Company's businesses by facilitating the introduction of new products and services, enhancing responsiveness to competitive challenges and increasing the operating efficiency and productivity of the Company's networks.



CONESTOGA ENTERPRISES, INC.

   Substantial amounts of additional capital will be needed to complete the
remaining build-out of the PCS network.   CWC's budgeted capital requirements
for 1999 are $10 million. The capital required over the next several years to complete the build out of its entire PCS network, could exceed $20 million. Additional funding could come from (1) internally generated funds, (2) long-term debt, or(3) the issuance of additional common stock or a combination of the three sources.

Cash Flows Used in Financing Activities

    As in prior years, dividend payments were a significant use of capital resources. In the first nine months of 1999 the Company paid common stock dividends totaling $4.391 million. During the first nine months of 1999, 2,952 shares of preferred stock were redeemed for cash and 20,358 shares of preferred stock were converted into common shares.

  During the first nine months of 1999 $2.75 million was paid on principal on long term debt in accordance with the Company's long term debt obligations.

  During the first nine months of 1999, the Company did not borrow against the two lines of credit totaling $15 million. During the first quarter of 1998, the Company borrowed $21 million to finance the capital requirements associated with the development of CWC's wireless PCS network.


    In May 1999 the Company amended its articles of incorporation to increase the number of authorized common shares to 20 million and to reduce the par value from $5 to $1 per share.

Equity Investments

     The Company continues to invest in the future of the telecommunications industry through ownership of publicly traded stock of other telecommunication companies. During the first nine months of 1999, the market value of the Company's total investment increased. The market value of the Company's investment stock as of September 30, 1999 was $3.36 million. Management views this investment as a source of future liquidity.


CONESTOGA ENTERPRISES, INC.

Long Term Debt

   The long-term debt obligations are unsecured, but impose certain financial covenants upon the company including, but not limited to, restrictions upon types of investments, the amount of dividends paid and the incurrence of additional debt by the Company and its subsidiaries. The Company is currently in compliance with all loan covenants.

OTHER FACTORS:

PCS SERVICE:

   CWC began commercial operations as a provider of wireless telecommunications services in May 1998. As of September 30, 1999 it had 82 base stations in service throughout the Reading, Sunbury and Williamsport areas. CWC plans to put an additional 14 base stations into service during 1999, in an effort to augment coverage in those markets.

	CWC holds licenses to provide wireless services known as Personal Communication Services ("PCS") in the C and D block radio spectrum. PCS is a wireless communications service based on lower power and a higher frequency bandwidth than cellular service. PCS is anticipated to be more reliable, of better quality and less expensive for the customer, than cellular communication. The Basic Trading Areas in which CWC holds licenses are Reading, Pottsville, Sunbury, Williamsport, and State College, encompassing ten counties in Pennsylvania. In April 1999 CWC was the successful bidder in the Federal Communications Commission C Block re-auction for additional bandwidth in the Basic Trading Areas (BTA)where the Company already held licenses and for bandwidth in the State College BTA.

     Management views participation in PCS as an important part of its future business. PCS is expected to be a reliable, convenient and inexpensive vehicle for providing wireless telephone service. It will provide the Company with an opportunity to expand its business into neighboring territories while maintaining the Company's current customer base.






CONESTOGA ENTERPRISES, INC.

REGULATED INDUSTRY:

  CTT and BVT are currently subject to a rate making process imposed by the Pennsylvania Public Utility Commission (PUC) through its "rate of return regulation and procedures". An amendment to the Pennsylvania Public Utility Act passed in 1993 provides for streamlined rate regulation and an alternate method for determining rates. This new regulation, referred to as Chapter 30, provides a price stability mechanism in which a telephone company's annual revenues from non-competitive services may be permitted to change in line with the gross domestic product price index, minus a productivity offset, with no limitation on earnings by the regulated company. In order for the Company to avail itself of the procedures permitted by Chapter 30, CTT and BVT must commit to providing universal broadband services by 2015. Both companies filed a Chapter 30 Plan in July 1998 and approval is expected in November 1999.

   The telecommunication industry continues to undergo fundamental changes, which may have a significant impact on financial performance. The Federal Telecommunications Act of 1996 (TA 96) creates a regulatory environment that encourages competition. As rural companies, CTT and BVT are exempt from many of the most onerous aspects of competition, unless prospective competitors can pass a public interest standard and agree to offer service throughout the telephone companies' territories. In addition CTT and BVT received approval from the Pa. P.U.C. in March of 1998 of a petition that has significantly strengthened the companies' competitive position.

    Management believes that competition will continue to bring many new opportunities. Management has positioned the Company to take advantage of these opportunities and remains optimistic about the future. CCI has significantly grown its long distance business both in the CTT and BVT franchise territories, as well as surrounding areas. In addition CCI's competitive local exchange business is operational and is offering services in Bell Atlantic's franchise territory. The Company has experienced strong growth in this business segment during the first nine months of 1999.




CONESTOGA ENTERPRISES, INC.

YEAR 2000 ISSUES:

 The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Act.

     The Year 2000 ("Y2K") problem arises from the use of a two-digit field to identify years in computer programs, e.g., 85=1985, and the inability of such programs to differentiate between years with same two final digits. Any program so created may read, or attempt to read, "00" as the year 1900, rather than the year 2000. There are other related issues which could also lead to incorrect calculations or failure, such as (i) the assignment by some systems of a special meaning to certain dates, such as 9/9/99, and (ii) extra resulting from the year 2000 leap year. Accordingly, some computer hardware and software, including programs embedded within machinery and parts, will need to be modified prior to the year 2000 in order to remain functional.

        The Company depends heavily on computer systems and uses a significant number of software programs and operating systems throughout the organization. To the extent the software applications are unable to interpret the calendar year 2000, some level of modification or replacement of these applications is necessary. The Company also depends on vendor compliance and will require its vendors to represent that their systems are year 2000 compliant.

   The Company is addressing the year 2000 problem. It has appointed a task force to assess the scope of the risk and to bring its applications into compliance. This has included utilizing outside service organizations. Conestoga's digital network and all major billing and information systems have been tested and are ready for the year 2000. Potential problems out of the Company's control, could present themselves, such as customer-owned premise equipment that is attached to Conestoga's network. The potential costs from such third party problems are difficult to estimate. No assurance can be given that all of the Company's third party systems are or will be Year 2000 compliant. However the Company does not believe that the costs required to address such problems will have a material adverse effect on the Company's business, financial condition or results of operations, but it cannot be certain given the complex interactions of its systems with the systems of third parties.
CONESTOGA ENTERPRISES, INC.

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

    The following important factors could affect the future results of our company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) changes in economic and market conditions; (ii)effects of state and federal regulation; (iii) the impact of new technologies. You should not place undue reliance on these forward-looking statements, which are applicable only as of the date hereof. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.






CONESTOGA ENTERPRISES, INC.

PART II.  OTHER INFORMATION

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE


ITEM 6(B) EXHIBITS AND REPORTS ON FORM 8-K

         NONE












CONESTOGA ENTERPRISES, INC.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE  November 15, 1999             \s\ Albert H Kramer
                                     Albert H Kramer
                                     President


DATE  November 15, 1999             \s\ Donald R Breitenstein
                                    Donald R Breitenstein
                                    Controller