Form 10-K
period 1999-12-31
CONESTOGA ENTERPRISES INC
filed 2000-03-30
CIK 854727

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10 K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999  Commission File Number 024064



                 CONESTOGA ENTERPRISES, INC.

a Pennsylvania Corporation        Employer IRS No. 23 2565087

       202 East First Street, Birdsboro, Pennsylvania 19508

 Registrants telephone number, including area code (610) 582 8711

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                 Common Stock (par value $1.00 per share)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10 K or any amendment to this Form 10 K.   [      ]

Indicate the number of shares outstanding of each of the issuers classes of Common Stock, as of the close of the period covered by this report.

      Class                Outstanding at December 31, 1999

      Common Stock, $1.00 par value              7,080,393

The aggregate market value of the voting stock held by non affiliates on February 29, 2000, was $157,054,634. The stock of the Company is traded on NASDAQ National Market (ticker symbol CENI). Therefore, the price is based on the most recent price at which the Companys stock has been traded.

   DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 6, 2000, are incorporated by reference into Part III of this report.


                          PART I

ITEM 1.  BUSINESS

   Conestoga Enterprises, Inc. (CEI, or the Company) is a Pennsylvania corporation that is doing business as a holding company owning all of the outstanding shares of the following operating companies: Conestoga Telephone and Telegraph Company (CTT); Buffalo Valley Telephone Company
(BVT); Conestoga Communications, Inc. (CCI); Conestoga Mobile Systems, Inc. (CMS); Conestoga Wireless Company (CWC); and Infocore Inc. (INF). CEIs subsidiary CTT owns an 10.05% interest in the PenTeleData Limited Partnership I.


   CTT and BVT are independent local exchange carriers (ILEC), which furnish communication services, mainly local and toll telephone service in their respective service areas. CTT serves an area of approximately 300 square miles which includes parts of the counties of Berks, Chester, Lancaster, and Montgomery, in the Commonwealth of Pennsylvania. BVT serves an area of approximately 275 square miles in Union and Northumberland Counties in the Commonwealth of Pennsylvania. Both Companies services are distributed through their telephone exchanges and systems of overhead and underground wire and cables.
CTTs and BVTs entire telephone systems are digitally equipped. The population of CTTs service area is estimated to be 122,700, with an average annual growth rate of .7%. The population of BVTs service area is estimated to be 37,000, with an average annual growth rate of .4%.

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

   INF is a diversified telecommunications service, company, founded in 1981, which designs, installs and maintains telephone and computer systems and resells local exchange and toll services.

   CWC provides digital wireless telecommunication services called PCS in Eastern and Central Pennsylvania, pursuant to Federal Communications Commission PCS licenses.

   CCI as a full service interexchange carrier and provides services as a Competitive Local Exchange Carrier (CLEC), operating in adjacent Bell of Pennsylvania territories.

   PenTeleData Limited Partnership I provides data transmission and interconnection services, including Internet services.

   CMS is engaged in the business of providing radio paging services in the Eastern and Central Pennsylvania regions.

   CEI entered into an agreement to merge on November 12, 1999 with TeleBeam, Inc. (TLB) a non regulated, diversified telecommunications services company, located in State College, Pennsylvania. The


ITEM 1.  BUSINESS  (Continued)

merger was finalized on January 31, 2000 and is being accounted for under the pooling of interests method of accounting.

CEIs earnings for 1999 were impacted by several events as follows:

1. CWC continued its aggressive expansion, adding 25 additional towers and base stations and opening 3 new retail stores. For the year, CWC incurred a loss of $6.2 million on target with the overall business plan.

2. CCI grew its long distance service customer base (IXC service) and aggressively marketed its competitive local exchange service (CLEC). CWC incurred an operating loss for the year of $447 thousand due to price competition in the IXC segment and expenses associated with the expansion of the CLEC business.

3. CEI also incurred a loss from its limited partnership interest in PenTelData, L. P. I for the year of $350,000.


   Percentages of the Companys consolidated operating revenue in local, long distance, equipment sale and lease, and other services are shown on the following table:

                    1999      1998      1997      1996      1995
Local*               18%       18%       18%       19%        19%
Long Distance
 and Access          54%       58%       61%       67%        67%
Equipment Sales
      and Lease**    18%       15%       13%        8%         9%

Wireless              3%        1%        1%        1%         1%

Other***              7%        8%        7%        5%         4%
                    100%      100%      100%      100%       100%

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

     The local, long distance and access services gross revenues, which are regulated by the Pa. Public Utility Commission and the Federal Communications Commission, contribute a greater percentage to net income than the more competitive wireless and nonregulated sale and lease gross revenues.





ITEM 1.  BUSINESS (Continued)

   On December 31, 1999, the Company had 78,869 telephone access lines in service, of which 24% served business customers. The Company also had 3,849 CLEC lines in service as well as 9,792 PCS lines, as set forth in the following table:

                         LINES BY COMPANY
            YEAR
            END          CTT         BVT         CWC         CCI
           12/31        TOTAL       TOTAL       TOTAL       TOTAL

           1995        45,696
           1996        48,133       19,086
           1997        51,015       20,124
           1998        53,829       20,951      2,949         866
           1999        56,791       22,078      9,792       3,849

   CTT had a total of 146 employees as of December 31, 1999, of which 91 were covered by one collective bargaining agreement. BVT had a total of 57 employees; INF had a total of 56; CWC had a total of 36; CCI had a total of 9, none of which are covered by a bargaining agreement.

ITEM 2.  PROPERTIES

   CTT, BVT, CWC and CMS are engaged in the business of furnishing communication service. Their properties do not lend themselves to description by character and location of principal unit because their plant is widely distributed in their service territories.

   As of December 31, 1999, investment in telephone plant in service by CTT and BVT consisted of the following categories and approximate percentages:

       A.   Digital Switching equipment   35%;

       B. Land and buildings (occupied principally by digital switching equipment) 4%;

       C. Connecting lines not on subscribers premises (a majority of which are on or under public highways, streets, and alleys, and the remainder on or under private property) 56%;

       D.   General purpose computers  2%;

       E. Motor vehicles, other work equipment and furniture and office equipment 3%.

   As of December 31, 1999 investment in plant in service by CWC CMS and CCI consisted of the following categories and approximate percentages:

       A.    Land, Buildings, and Towers   37%

       B.    Transmitters and terminal equipment   57%;

       C.    Customer premise equipment   1%;

       D.    Computers and other plant   5%.
ITEM 2.  PROPERTIES (continued)

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

   Standard practices prevailing in the telephone industry are followed by both CTT and BVT in the construction and maintenance of their plant and facilities. Both consider their plant and facilities, as a whole, to be in sound physical and operating condition. Modernization of plant and facilities is very important in the telecommunications industry. CTT and BVT together added 7.8 miles of fiber optic cable during 1999 and at the end of 1999 had 456 miles of fiber optic cable in service. Software additions to both of their digital switches are added each year in order to fulfill the demand for enhanced service through the digital network.

ITEM 3.  LEGAL PROCEEDINGS

   As of December 31, 1999, there was no litigation that was material, as defined in Regulation S K Item 103, pending against the Company and its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There was nothing submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                            PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

   (a) CEIs Common Stock is trading on the NASDAQ National Market under the Ticker Symbol CENI. The high and low sales prices for each quarter of 1999 and 1998 are listed below.


          1999                           High              Low
        1st  Quarter                    $23.83           $19.83
        2nd Quarter                     $24.00           $18.17
        3rd Quarter                     $22.00           $18.25
        4th Quarter                     $20.25           $17.00

          1998*                          High              Low
        1st Quarter                     $21.75           $19.17
        2nd Quarter                     $22.33           $21.33
        3rd Quarter                     $22.42           $21.00
        4th Quarter                     $23.50           $20.67

   *adjusted for 3 for 2 split in 1999



ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (continued)

(b)  Approximate Number of Equity Security Holders.
     Approximate Number of Record Holders (as of
     Title of Class December 31, 1999)

     Common Stock               1,906 (1)

     Preferred Stock               47 (1)

   (1) Included in the number of stockholders of record are shares held in nominee or street name.


(c)  Dividends

   Payments of common stock dividends will be within the discretion of the Companys Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Company. During the years 1998 and 1999, the total cash dividends paid each year by the Company was $.814 and $.833 per share respectively. Dividends were paid quarterly throughout the years. Under the most restrictive covenants of the Companys debt agreements, $19,200,000 of the consolidated retained earnings is available for payment of cash dividends in 2000.

   During the second quarter of 1996 the Company issued Series A
Convertible Preferred Stock. Cumulative dividends of $3.42 per share per annum are paid semi annually. During 1998 and 1999, the Company paid annual cash dividends of $3.42 per share on the Series A
Convertible Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except shares and per share data)
                    1999       1998       1997        1996      1995

Selected Income Statement Data:

Operating Revenue   $71,199    $62,833     $56,185     $42,899  $32,553
Net Income            3,826     10,352       9,314       8,506    6,531
Basic Earnings per
      Common Share*   $0.46      $1.39       $1.25       $1.27    $1.13
Diluted Earnings per
       Common Share*  $0.46      $1.38       $1.25       $1.27    $1.13
Cash Dividends declared
per Common Share*    $0.833     $0.814      $0.806      $0.800   $0.800

*adjusted for the 3 for 2 stock split in 1999 and 5% stock dividend in
1995

Selected Balance Sheet Data:

Net Plant          $ 91,732   $87,385    $70,573     $ 62,934   $46,140
Total Assets        149,072   150,609    129,290      119,852    58,595
Long term Debt
Less Current
        Maturities   38,250    41,250     23,250       27,218     4,645



ITEM 6. SELECTED FINANCIAL DATA (continued)

           (in thousands, except shares and per share data)
                      1999       1998       1997        1996      1995

Redeemable Preferred
              Stock  10,191    11,719     12,780       12,780
Stockholders Equity  74,683    74,860     71,553       63,074    42,089

   When comparing 1996 through 1999 with 1995 many of the variances are a direct result of the merger with BVT effective June 1996 and INF effective May 1997.


ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   The Company aggressively pursued its strategic plan to become an integrated communications provider in 1999. It grew its core telecommunications businesses, entered new markets, developed new businesses and pursued acquisitions. As a result, Operating Revenue showed a dramatic increase from $62.833 million in 1998 to $71.199 million in 1999, an increase of 13.3%. The local service revenues of its telephone utility subsidiaries from the provision of local telephone services increased by 19.7% in 1999, due in substantial part to a continued increase in access lines in service. Wireless service revenues generated by CWC from wireless telecommunications services increased by 225.3%, due to the continued expansion of CWCs customer base resulting from the development and expansion of CWCs wireless infrastructure and marketing facilities. Long distance and access revenues increased 6.0% in 1999, lead by CCIs provision of full long distance service with increased revenues of over $2.6 million. CCI, as a Competitive Local Exchange Carrier (CLEC), expanded local telephone service outside of CTTs local exchange service territories into adjacent Bell Atlantic Pennsylvania territories.

   In November, 1999, the Company entered into an agreement to acquire TeleBeam, Inc. (TLB) in State College, Pennsylvania, and closed on that acquisition in January, 2000. TLB is a data CLEC company that provides high speed data, long distance voice and cable television. TLBs revenues are not included in CEI consolidated revenues for 1999.

   1999 Net Income fell to $3.826 million, or $0.46 per common share, from 1998 Net Income of $10.352 million, or $1.39 per common share, and 1997 Net Income of $9.314 million, or $1.25 per common share. The decline in net income was caused by (1) the impact of the operating expenses of the new businesses of CWC and CCI in a very competitive environment; (2) the investment in the infrastructure of CWCs wireless system and CCIs CLEC and long distance systems; (3) losses resulting from CTTs unconsolidated partnership interest in PenTeleData, LLP, an internet access provider in which CTT owns a 10.05% limited partnership interest; (4) pre acquisition costs of the TLB acquisition; and (5) the amortization of the Companys investment in the goodwill of BVT and INF. Furthermore, in 1997 and 1998 the Companys net income was increased as the result of one time gains from the sale of its partnership interests in cellular service providers in Lancaster and Berks Counties, Pennsylvania.


ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

   The continued strong operating performance of the Companys local networks and related markets provides the Company with the financial resources to pursue its strategic plan to become a fully integrated communications provider.



RESULTS OF OPERATIONS

REVENUES
0perating Revenues:
                                 Increase
                              (in thousands)
    1998 1999                   $   8,366                   13.3%
    1997 1998                       6,648                   11.8

   The 13.3% increase in Operating Revenues during 1999 resulted from increases in all the various operating segments, except Other Revenues, as explained below. INF generated $9.2 million, CWC generated $2.1 million and CCI generated over $8.1 million in revenues during 1999, compared with $7.7 million, $0.5 million and $4.9 million, respectively, in 1998. The 1997 to 1998 increase of 11.8% was partially due to the initial inclusion of the revenues of INF, which was acquired in the second quarter of 1997.

Local Service Revenues
                                 Increase
                              (in thousands)
    1998 1999                  $   2,060                      19.7%
    1997 1998                      1,084                      11.6

   Local Service Revenues are generated from the provision of local exchange services, including enhanced services, primarily by the Companys operating telephone subsidiaries, CTT and BVT. Enhanced services include Caller ID, Call Waiting and Return Call. These services are regulated by the Pennsylvania Public Utility Commission
(PUC).

   The substantial increase in Local Service Revenues in 1999, reflected the continued growth in access lines in service and CLEC revenues in the amount of $0.8 million generated by CCI.

   The number of in service access lines of CTT, BVT, and now CCI has increased substantially in recent years. During 1999, the number of CTTs and BVTs telephone access lines in service increased 4,089, or 5.5%, to a total of 78,869; and CCIs CLEC access lines in service increased by over 2,900, to a total of 3,849. During the past three years, the installation by residential customers of more than one access line, largely as a result of increasing Internet usage, has been a major factor in such increases within the Companys franchise territories. The Company anticipates this trend to continue for the next few years. The Company has been aggressively pursuing the strategy of providing CLEC services in neighboring franchise territories.


   In September 1998, CTT and BVT received approval from the PUC to rebalance their rates. The impact of this reduced intrastate access charges, as well as some custom calling feature charges, and increased local service rates in certain areas. The impact of rebalancing should be revenue neutral.


ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Long Distance and Access Service Revenues


                                 Increase
                              (in thousands)
    1998 1999                 $    2,181                      6.0%
    1997 1998                      2,158                      6.3

   Long Distance and Access Service Revenues are generated by the telephone companies and CCI. Long Distance Service Revenues are derived from customer calls to locations outside of the customers local calling area. CTT and BVT provide intralata toll services for calls outside of the customers local calling area but within the same local access and transport area. CCI provides intralata and interlata toll services, the latter being for calls outside of the customers local calling area and local access and transport area.

   Long distance toll service is becoming increasingly competitive. The Pennsylvania Public Utility Commission adopted a regulation, effective January 1, 1998, requiring intralata toll competition within the Commonwealth of Pennsylvania. The intralata toll revenues of CTT and BVT have declined as a result of such increased competition.

   In late 1997, CCI converted to a full service, facilities based interexchange carrier to offer full long distance service, in order to attract new long distance customers, as well as retain its existing customer base. As a result, its long distance revenues almost doubled to $4.9 million in 1998 and increased 54.4% in 1999 to $7.4 million.
In contrast, the long distance revenues of CTT and BVT fell 26.5% or $1.6 million during 1999. As of December 31, 1999, CCI had over 24,000 long distance customers. CCI is the long distance provider with the second largest number of customers within the franchised territories of CTT and BVT.

   Access Service Revenues consist of payments from end user subscribers and long distance carriers to access the Companys local exchange facilities to provide long distance services. Total switched access minutes of use on the Companys networks increased 16.3% during 1999. Intrastate access rates were reduced in 1998. We anticipate that access rates will continue to decline as local competition in the telecommunications industry becomes more widespread. This could negatively impact future Access Service Revenues of CTT and BVT.

   Long Distance and Access Service Revenues increased by 12.7% during the 1997 to 1999 period, but such revenues as a percentage of total Company revenues declined from 60.8% in 1997 to 54% in 1999.







ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Wireless Service Revenues


                                 Increase
                              (in thousands)
    1998 1999                 $    1,665                    225.3%
    1997 1998                        215                     41.0


   Wireless Service Revenues are derived from the PCS service of CWC and the paging service of Conestoga Mobile Systems. CWC began commercial operations of its PCS system in May 1998. In 1999, CWCs PCS revenues were $1.844 million. During 1999 the Company added over 6,800 customers as a direct result of several very successful promotional campaigns, the expansion of its geographic service areas, and the opening of several additional retail centers throughout its service territory.

Equipment and Other Revenues

                                  Increase
                               (in thousands)
    1998 1999                  $   2,460                    16.0%
    1997 1998                      3,191                    26.3

   Equipment and Other Revenues include: (1) sale and lease of telephone equipment, such as telephones, PBX equipment, pagers and PCS wireless telephones by all Companys subsidiaries; (2) the revenues of CTT and BVT from directory advertising, rents, and billing and collection; (3) the revenues of INF from facility management and consulting services; and (4) the uncollectible accounts of all subsidiaries which are netted against such revenues.

   Equipment sales and lease revenues increased by 46.5% during the 1997 to 1999 period. The growth during 1999 is due to the sale and installation of several large telephone systems and security systems. Billing and collection revenues of both CTT and BVT are declining due to long distance toll competition and declined 22% in 1999. However, directory advertising revenues continue to increase and increased 9% in 1999.

   The Companys more competitive business segments experienced increases in uncollectible accounts during 1999. Uncollectible revenues for 1999 were 1.1% of total operating revenues, compared with
 .5% in 1998. CWC experienced substantial increases in bad debt expense in 1999 and wrote off $295,000 in bad debts during the third and fourth quarters. INF experienced higher than usual bad debt expense in equipment sales in 1999, primarily due to the write off of one large account.

EXPENSES

Operating Expenses

                                  Increase
                               (in thousands)
    1998 1999                  $   9,573                     19.0%
    1997 1998                      9,630                     23.7
ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

   The 19.0% increase in Operating Expenses in 1999 resulted from increases in the operating expenses of all business segments. CWC and CCI, as start up businesses, sustained the largest increases in operating expenses during 1999. CWCs 1999 operating costs were $10.2 million compared with $5.7 million in 1998. CCIs 1999 operating costs were $8.6 million compared with $5.1 million in 1998. CWC and CCI are new ventures in very competitive businesses and incur high customer acquisition costs through advertising and marketing. The 23.7% increase in operating expenses from 1997 to 1998 reflects the inclusion of INFs costs after the acquisition of INF during the second quarter of 1997. INFs operating expenses in 1999 were $10.2 million compared with $8.3 million in 1998, mostly due to increased equipment sales in 1999.

Network Operations and Cost of Sales Expenses

                                  Increase
                               (in thousands)
    1998 1999                      $  3,330               18.3%
    1997 1998                         2,985               19.7%

   Network Operations and Cost of Sales Expenses include outside plant expenses, digital switching and other network expenses, engineering expenses, cost of sales and related administrative expenses. The expenses of CTT and BVT, the local exchange carriers, are primarily regulated expenses for network and outside plant maintenance. Cost of sales expenses are incurred by CTT, BVT, CWC and INF mostly for equipment sales and leases.

   Network Operations and Cost of Sales Expenses increased by 41.6% during the 1997 to 1999 period partially due to the acquisition of INF and CWCs business development expenses.

Depreciation and Amortization Expenses

                                  Increase
                               (in thousands)
    1998 1999                   $    1,929                    15.5%
    1997 1998                        2,061                    19.8

   Depreciation and Amortization expenses include charges from all of the subsidiaries. The increases in 1999 and 1998 are directly related to the depreciation of the capitalized costs of CWCs PCS network. The depreciation rates of CTT and BVT deceased slightly in 1999, as the result of a depreciation study. Depreciation expense for 1999, computed by the straight line method, totaled $12.5 million and equated to a 7.46% effective composite rate, compared with 7.40% for 1998.

Customer Operations Expenses

                                  Increase
                               (in thousands)
    1998 1999                    $   3,024                  25.0%
1997-1998 3,529                  41.1

   Customer Operations Expenses, including expenses from all of the Companys subsidiaries, consist of cost of services, customer services


ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

for ordering and billing, and marketing and advertising expenses. The increase in 1999 is directly related to the expanding operations of CWC and CCI. CCIs customer care operations expense increased 64% to over $8.0 million in 1999, and CWCs increased to $1.6 millon, for an increase of 82%. Also the acquisition of INF contributed substantially to the 41.1% increase in the 1997 to 1998 period.

Corporate Operations Expenses

                                  Increase
                               (in thousands)
    1998 1999                    $   1,070                19.0%
    1997 1998                        1,019                22.1

   Corporate Operations Expenses include regulatory, executive, and insurance expenses and professional fees, such as fees for legal and accounting services. These expenses include regulated expenses of CTT and BVT and expenses of CEI and the other subsidiaries. The increase in Corporate Operations Expenses in 1999 is mainly from increased personnel in the management information and human resource departments, along with some one time costs associated with the implementation of a new corporate information and accounting system. 1999 Corporate Operations Expenses includes a portion of the acquisition costs of TLB. The increases in Corporate Operations Expenses during the 1997 through 1999 period resulted from the inclusion of a full year of INFs corporate operations expenses in 1998 and expenses incurred by CCI and CWC in developing their businesses, especially expenses and fees related to the build out and start up of CWCs PCS system. Corporate Operations Expenses increased 45.2% during the 1997 through 1999 period.


Taxes Other than Income Taxes

                                  Increase
                               (in thousands)
    1998 1999               $         220            11.4%
    1997 1998                          42             2.2

   Taxes Other Than Income Taxes consist primarily of gross receipts, property, and capital stock taxes. The increase in 1999 reflects the expanded business of CCIs long distance service.

Other Income/Expenses (net)

                             Increase (decrease)
                               (in thousands)
    1998 1999                  $  (9,333)                (146.6%)
    1997 1998                      4,833                  315.1

   Other Income/Expenses (net) consist primarily of interest and dividend income, interest expense, income from unconsolidated partnership interests, and gains from the sale of unconsolidated partnership interests or assets in 1998 and 1997. In 1999 the Company incurred a loss from its limited partnership interest in PenTeleData, L.P.


ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

   Interest expense declined slightly during 1999, primarily due to the reduction of long term debt. The increase in interest from 1997 to 1998 was caused by interest on the Companys borrowing of $21 million to finance the build out of the PCS system.

   The Company drew on its bank lines of credit for interim financing in 1999, but did not draw thereon in 1997 or 1998. At the end of 1999, a balance of $1.0 million remained on its bank lines of credit.

   In February, 1997, CTT obtained a $5.0 million unsecured term loan from a bank at an interest rate of 6.89% to refinance two 10 year unsecured term loans with interest rates at prime with ceilings of 8.5% and 8.4%, respectively. In June, 1997, BVT retired, without early payment penalty, a $1.4 million indebtedness with an interest rate of 8.5%.

   During 1998, the Berks and Reading Area Cellular Enterprises, limited partnership (BRACE), in which subsidiaries of the Company held a 70% interest, sold its 39% limited partnership interest in the Reading SMSA Limited Partnership. The Reading SMSA Limited Partnership provides cellular telephone service in the Reading metropolitan area. The Company received $11.1 million and realized a $7.7 million pretax gain upon the liquidation of BRACE after the sale. In 1997, the Company sold its interest in Lancaster Area Cellular Enterprises (LACE) for $2.8 million and realized a pretax gain of $1.9 million. LACE, through the Susquehanna Cellular Communications Limited Partnership, provides cellular telephone service in the Lancaster SMSA. The Company recognized that CWC would be in direct competition with BRACE and LACE and sold its interests therein to raise capital to finance CWCs build out of the PCS network. CTT owns a 10.05% limited partnership interest in the PenTeleData, L.P., which provides Internet access.

   BRACEs income for the relevant period was: $493 thousand in 1998; and $1.4 million in 1997. LACEs income was $158 thousand in 1997.

Income Taxes

   Income taxes decreased in 1999 as a result of the decline in the Companys net income. The federal and state income tax rates over the period remained unchanged. The Companys effective tax rate (income tax expense as a percentage of income before income taxes) was 54.4%, 45.3% and 45.6% in 1999, 1998 and 1997 respectively. The increase in the effective tax rate in 1999 is due primarily to a valuation allowance on state net operating losses and the relationship of nondeductible goodwill amortization to pretax income.


NET INCOME

                             Increase (decrease)
                               (in thousands)
    1998 1999                    $  (6,526)                (63.0%)
    1997 1998                        1,038                  11.1

   1999 Net Income was $3.826 million, a 63% decrease from 1998. 1998 income included a one time gain of $7.7 million from the sale of BRACEs interest in the Reading SMSA Limited Partnership.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

   As projected, 1999 net income was negatively impacted by the operating losses of CWC and CCI, and the goodwill amortization associated with the acquisitions of BVT and INF. The Company anticipates that net income will be negatively impacted in the near future as a result of (i) the expenses associated with the continued build out and development of CWCs wireless PCS business, (ii) the continued amortization of goodwill arising from the acquisitions of BVT and INF, (iii) the loss of the income of BRACE and LACE, and (iv) the expansion of, and the build out of, TLBs telecommunications system in State College, Pennsylvania, and other areas.

   The net income of CTT and BVT, the local exchange carriers, increased in 1999 by 5.5% to $8.8 million and 15.0 % to $2.2 million, respectively, primarily due to excellent growth in access lines and minutes of use on their networks.


FINANCIAL CONDITION

Liquidity and Capital Commitments

  Years Ended December 31,       1999             1998         1997
  Cash Flows From (Used In):            (in thousands)

        Operating activities   $20,335         $14,253      $17,427

        Investing activities   (19,257)        (17,500)      (8,665)

        Financing activities    (7,675)          9,133       (8,202)


   The Company uses the net cash generated from its operations and from external financing to fund capital expenditures for network expansion and modernization, and invest in new businesses. The Companys sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that presently foreseeable capital requirements including the TLB build out of its CLEC business, along with the expansion of the PCS business into State College, will require additional debt financing in order to maintain our capital structure and ensure our financial flexibility.

   On December 31, 1999, the Company had commitments totaling $1.8 million, including commitments to purchase equipment and materials to continue the upgrade of its telecommunications plant base and to build the PCS network. The Company plans to finance its projected capital budget requirements for 2000, including the TLB build out, totaling $34.3 million, from internally generated funds, and some additional debt financing.

Cash Flows From Operating Activities

   Our primary source of funds continues to be cash generated from operations. Taking into account net income plus the various adjustments for depreciation and amortization, the cash flows from operating activities in 1999 were $20 million. Although net income for accounting purposes is decreased by the amortization of the goodwill arising from the acquisitions of BVT and INF and the higher
ITEM 7.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

depreciation expenses arising from the capital investment in PCS, amortization and depreciation are non cash expenses and, consequently, a source of cash that the Company can use for the capital investment necessary to maintain and upgrade its network and build and develop PCS.

Cash Flows Used in Investing Activities

   Capital expenditures are the Companys primary use of cash resources. The Companys capital expenditures in 1999 included $10.4 million for the Companys local exchange operations and $5.9 million for the build out and further development of its PCS operation. The investment in local exchange operations was consistent with the investments made in 1996 and 1997. The investment in the PCS operation was $ 5.9 million in 1999, $20.8 million in 1998 and $7.2 million in 1997. The investments are made to support the Companys businesses in order to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of its networks. The investment in the PCS system is treated by the Company as an investment in a new business.

   During 1998, the Company received proceeds in excess of $11 million from the liquidation of its partnership interest in BRACE and in 1997 received approximately $2.8 million from the sale of its partnership interest in LACE. In 1998, it also received proceeds totaling $220,000 from the sale of equity securities.

   Substantial amounts of additional capital will be needed for the remaining build out of the PCS network and the build out of the TLB network. CWCs capital requirements over the next several years to complete the build out of its entire PCS network and the CLEC network could exceed $35 million. Additional financing could come from (1) internal sources, (2) long term debt, (3) common stock issue, or a combination of the three.


Cash Flows Used in Financing Activities

   As in prior years, dividend payments were a significant use of cash. In 1999 the Company paid dividends totaling $6.4 million and $191,900 to redeem preferred stock.

   In 1998, the Company borrowed $21 million to finance the capital requirements for the build out and development of CWCs wireless PCS network. At the end of 1999, the Company also had unadvanced amounts from two bank lines of credit of $5 million and $9 million, respectively.

   In January, 1998, the Company in a private transaction purchased 86,074 shares of common stock at $31.00 per share. In September, 1996 the Company undertook to repurchase up to one hundred thousand shares of common stock on the open market or in negotiated transactions at a maximum price of $24.00 per share depending on the market conditions and other factors. As of June 30, 1997, the close of the offer, the Company had purchased 91,273 common shares at an average price of $23.632 per share. Some of these shares have been reissued under the Companys Dividend Reinvestment Plan and Employee Stock Purchase Plan.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As of December 31, 1999, a balance of 82,225 of these shares remained in Treasury.

Equity Investments

   The Company has continued to invest in the future of the telecommunications industry through the ownership of the publicly traded stock of other telecommunication companies. During 1999, the Companys total value in this stock increased due to unrealized appreciation. The current market value of the Companys investment stock is $3.5 million. Management views this investment as a source of future liquidity. In February, 1998, the Company sold some of its investment stock for $220,000.


OTHER FACTORS

Personal Communication Services (PCS)

   CWC began commercial operations as a provider of wireless telecommunications services in May, 1998. By the end of 1999 it had 95 base stations in service throughout the Reading, Sunbury and Williamsport areas. CWC plans to put an additional 38 base stations into service during 2000, to augment coverage in those markets and to start the build out of the State College, Pa. Area.

   CWC holds licenses to provide wireless services known as Personal Communication Services (PCS) in radio spectrum in the C and D blocks. PCS is a wireless communications service based on lower power and a higher frequency bandwidth than cellular service. PCS is anticipated to be more reliable, of better quality and less expensive for the customer, than cellular. The Basic Trading Areas in which CWC holds licenses are Reading, Pottsville, Sunbury, Williamsport, and State College, Pennsylvania, covering ten counties in Pennsylvania. In April 1999 CWC was the successful bidder in the Federal Communications Commission C Block re auction for additional bandwidth in the Basic Trading Areas (BTA) where the Company already held licenses and for bandwidth in the State College BTA.

   Management views participation in PCS as an important part of its future business. PCS is a reliable, convenient and inexpensive vehicle for providing wireless telephone service. It will provide the Company with an opportunity to expand its business into neighboring territories while maintaining the Companys current customer base.

   The development of the PCS network and business is subject to the risks and delays associated with the design and construction of the wireless system and the commencement of a new business. The Company has already invested almost $35 million in the PCS network and business and could invest an additional $25 million over the next several years. The Company has projected PCS operating losses for the near future.
The capital cost of the PCS system, the depreciation expense of the PCS assets, and the projected PCS operating losses will significantly impact the Companys earnings.




ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Effects of Substantial Indebtedness and Preferred Stock on Future
Operations

   At December 31, 1999, the Company had approximately $41.3 million of long term debt outstanding and approximately $10.2 million of redeemable preferred stock, compared to approximately $74.7 million of common equity. This resulted in a ratio of 41% debt and preferred stock to 59% equity. At December 31, 1998 the ratio was 43% debt to 57% equity. The decreased debt ratio reflects the required debt redemption in 1999.

   Although a higher level of debt and preferred stock is not unusual in the telecommunications industry, the additional debt and preferred stock may have important consequences on the Companys future operations, including: (i) the Company will incur additional interest expense and significant principal repayment obligations; (ii) the Company is subject to significant unscheduled preferred stock redemption obligations; (iii) the Companys increased leverage may make it more vulnerable to economic downturns and reduce its flexibility in responding to changing business and economic conditions; and (iv) payment of dividends on the Companys common shares may be restricted by the level of financial resources needed to service the Companys additional debt and preferred stock.

Acquisition of TeleBeam, Incorporated

   On January 31, 2000, the Company acquired TeleBeam, Incorporated, a telecommunications company headquartered in State College, Pennsylvania, by merger into a merger subsidiary of the Company, the name of which was changed to TeleBeam, Incorporated at the time of the merger. More information is available in the Companys current reports on Form 8 K which were filed with the Securities and Exchange Commission (SEC) on February 15, 2000 and November 18, 1999, and the Companys Registration Statement on Form S 4, filed with the SEC on December 30, 1999. The TeleBeam acquisition is likely to have a negative impact on the Companys year 2000 earnings.

Regulated Industry

   CTT and BVT are subject to a rate making process regulated jointly by the Pennsylvania Public Utility Commission (PUC) and the Federal Communications Commission (FCC) called rate of return regulation. An amendment to the Pennsylvania Public Utility Act passed in 1993, provides for streamlined rate regulation and a method for determining rates other than the rate of return regulation and procedures for the state jurisdiction. This new regulation referred to as Chapter 30, provides a price stability mechanism in which a telephone companys annual revenues from non competitive services may be permitted to change in line with the gross domestic producer price index, minus a productivity offset, with no limitation on earnings by the regulated company. In order for the Company to avail itself of the procedures permitted by Chapter 30, CTT and BVT must commit to providing universal
broadband services by 2015.   Both Companies filed Chapter 30 Plans in
July 1998 and approval is expected in March 2000.

   The telecommunication industry continues to undergo fundamental changes, which may have a significant impact on financial performance. The Federal Telecommunications Act of 1996, creates a regulatory
ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

environment that encourages competition. As rural companies, CTT and BVT are exempt from many of the most onerous aspects of competition unless prospective competitors can pass a public interest standard and agree to offer service throughout the telephone companies territories. In addition, in March 1998 CTT and BVT received approval by the Pennsylvania PUC of a petition that has significantly strengthened the companies competitive position relative to non facilities based competition. However, facilities based competition is not precluded.

   Management believes that competition will continue to bring many new opportunities for the local exchange companies. Management is endeavoring to position the Company to take advantage of these opportunities as they arise and remains optimistic about the future. During 1999 CCI significantly grew its long distance business both in the CTT and BVT franchise territories, as well a surrounding areas. In addition CCIs competitive local telephone business became operational in 1998 and began offering service in Bell Atlantics franchise territory. Strong growth in this business segment was experienced in 1999 and is expected to continue in 2000.

Accounting for the Effects of Certain Types of Regulation (SFAS 71)

   The Company follows the accounting statement which recognizes the economic effect of rate regulation by recording costs and return on investment as such amounts are recovered through regulatory authorized rates. As of December 31, 1999, the Company had no regulated assets but had regulated liabilities totaling $746 thousand. The Company currently expects to follow the accounting practices prescribed by SFAS 71 in the foreseeable future, but, if the Company discontinued this practice, the effect of writing off any regulatory assets and liabilities would not be material to the Companys operations.

Effects of Inflation

   It is the opinion of management that the effects of inflation on operating revenues and expenses over the past three years have been immaterial. Management anticipates that this trend will continue in the near future.

Forward Looking Statements

   Information contained above in this Managements Discussion and Analysis and elsewhere in this Annual Report with respect to expected financial results and future events and trends is forward looking, based on our estimates and assumptions and subject to risks and uncertainties. For those statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.

   The following important factors could affect the future results of our company and could cause those results to differ materially from those expressed in the forward looking statements: (i) changes in economic and market conditions; (ii) effects of state and federal regulation; and (iii) the impact of new technologies. You should not place undue reliance on these forward looking statements, which are applicable only as of the date hereof. We have no obligation to revise or update these forward looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A.   QUANTITATIVE  and QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   The Company does not invest funds in derivative financial instruments or other market risk sensitive instruments for any purpose. Furthermore, management believes that the market risk of its fixed rate debt is immaterial to the Companys financial statements as a whole.



PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



 CONESTOGA ENTERPRISES, INC.

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 1999

INDEPENDENT AUDITORS REPORT


To the Board of Directors
Conestoga Enterprises, Inc.
Birdsboro, Pennsylvania


   We have audited the accompanying consolidated balance sheets of Conestoga Enterprises, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, common stockholders equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conestoga Enterprises, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                         BEARD & COMPANY, INC

Reading, Pennsylvania
January 31, 2000

CONESTOGA ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS


December 31,                                       1999          1998
                                         (In Thousands, Except Shares
                                          And Per Share Data)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                      $   1,806   $   8,403
  Accounts receivable, including unbilled revenue    9,397       7,840
  Inventories, at average cost                       1,784       1,520
  Prepaid taxes                                                    332
  Prepaid expenses                                     194         127

Total current assets                                13,181      18,222

INVESTMENTS AND OTHER ASSETS
  Cost in excess of net assets of businesses
   acquired, less amortization 1999 $ 5,874;
   1998 $ 3,994                                     35,746      37,626
  Investments in partnerships                           65         415
  Investments in equity securities                   3,724       3,306
  Prepaid pension costs                              2,871       2,730
  Other                                              1,753         925

                                                    44,159      45,002

PLANT
  In service                                       173,908     157,414
  Under construction                                 3,620       4,991
                                                   177,528     162,405
  Less accumulated depreciation                     85,796      75,020

                                                    91,732      87,385


                                                 $ 149,072   $ 150,609


See Notes to Consolidated Financial Statements.



December 31,                                        1999        1998
                                         (In Thousands, Except Shares
                                              And Per Share Data)

LIABILITIES AND COMMON STOCKHOLDERS EQUITY

CURRENT LIABILITIES
  Current maturities of long term debt           $   3,000  $  3,000
  Note payable                                       1,000         -
  Accounts payable                                   5,616     5,777
  Accrued expenses:
    Payroll and vacation pay                         1,422     1,065
    Taxes                                            1,237         -
    Other                                              929     1,019

Total current liabilities                           13,204    10,861

LONG TERM LIABILITIES
  Long term debt, less current maturities           38,250    41,250
  Accrued postretirement cost                        1,108       960
  Other                                                885       934

                                                    40,243    43,144

DEFERRED INCOME TAXES                               10,751    10,025

COMMITMENTS

REDEEMABLE PREFERRED STOCK, par value $ 65 per
  share; authorized 900,000 shares; issued and
  outstanding 1999 156,779 shares; 1998 180,289
  shares                                            10,191    11,719

COMMON STOCKHOLDERS EQUITY
  Common stock, par value 1999 $ 1 per share;
    1998 $ 5 per share; authorized 1999 20,000,000
    shares; 1998 10,000,000 shares; issued 1999
    7,162,618 shares; 1998 7,162,951 shares          7,163    35,814
  Additional paid in capital                        42,010    13,018
  Retained earnings                                 25,362    27,972
  Accumulated other comprehensive income             1,667     1,523
  Less cost of treasury stock 1999 82,225 shares;
    1998 187,675 shares                             (1,519)   (3,467)

                                                    74,683    74,860

                                                $  149,072  $150,609


CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME


Three Years Ended December 31,               1999      1998       1997
                                                (In Thousands, Except
                                                    Per Share Data)

Operating revenues:
  Local service                          $  12,512  $  10,452  $  9,368
  Long distance and access service          38,479     36,298    34,140
  Wireless service                           2,404        739       524
  Equipment and other                       17,804     15,344    12,153

                                            71,199     62,833    56,185

Operating expenses:
  Network operations and cost of sales      21,494     18,164    15,179
  Depreciation and amortization             14,377     12,448    10,387
  Customer operations                       15,119     12,095     8,572
  Corporate operations                       6,704      5,634     4,615
  Taxes other than income                    2,142      1,922     1,880

                                            59,836     50,263    40,633

       Operating income                     11,363     12,570    15,552

Other income (expense), net:
  Interest expense                          (2,922)    (2,984)   (2,017)
  Income (loss) from unconsolidated
    partnership interests                     (350)       424     1,345
  Gain on sale of unconsolidated partnership
    interests                                    -      7,740     1,890
  Interest and dividend income                 327        826       307
  Other, net                                   (21)       361         9

                                            (2,966)     6,367     1,534

      Income before income taxes             8,397     18,937    17,086

Income taxes                                 4,571      8,585     7,782

      Income before minority interest        3,826     10,352     9,304

Minority interest in net loss of subsidiary      -          -        10

      Net income                          $  3,826   $ 10,352  $  9,314

Basic earnings per share                  $   0.46   $   1.39  $   1.25

Diluted earnings per share                $   0.46   $   1.38  $   1.25


See Notes to Consolidated Financial Statements.


CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS EQUITY


Three Years Ended December 31, 1999, 1998 and 1997


                                                              Additional
                                      Common Stock               Paid In
                                      Shares         Amount      Capital
                                       (In Thousands, Except Shares And
                                                  Per Share Data)

Balance, December 31, 1996             64,568,500  $  22,842  $  20,420
  Comprehensive income:
    Net income                                  -          -          -
    Change in net unrealized gains
      (losses) on securities                    -          -          -

      Total comprehensive income

  Common stock dividends ($ 0.81 per share)     -          -          -
  Preferred stock dividends                     -          -          -
  Issuance of stock under employee stock
    purchase plan                               -          -         10
  Issuance of stock under dividend
    reinvestment plan                       6,878         34        189
  Common stock issued for business
    acquired                              199,923      1,000      4,123
  Purchase of common stock for the
    treasury                                    -          -          -

Balance, December 31, 1997              4,775,301     23,876     24,742
  Comprehensive income:
    Net income                                  -          -          -
    Change in net unrealized gains
      (losses) on securities, net of
      reclassification adjustment               -          -          -

      Total comprehensive income

  Common stock dividends ($ 0.81 per share)     -          -          -
  Preferred stock dividends                     -          -          -
  Issuance of stock under employee stock
    purchase plan                               -          -         13
  Issuance of stock under dividend
    reinvestment plan                           -          -        120
  Conversion of preferred shares                -          -         81
  Purchase of common stock for the treasury     -          -          -
  3 for 2 stock split in the form of a
    50% stock dividend                  2,387,650     11,938    (11,938)

Balance, December 31, 1998              7,162,951     35,814     13,018
  Comprehensive income:
    Net income                                  -          -          -
    Change in net unrealized gains
      (losses) on securities                    -          -          -

      Total comprehensive income

  Cash paid for fractional shares            (333)        (1)        (9)
  Reduction in par value from $ 5 per
    share to $ 1 per share                      -    (28,650)   28,650
  Common stock dividends ($ 0.83 per share)     -          -         -
  Preferred stock dividends                     -          -         -
  Issuance of stock under employee stock
    purchase plan                               -          -         8
  Issuance of stock under dividend
    reinvestment plan                           -          -        83
  Conversion of preferred shares                -          -       260

Balance, December 31, 1999              7,162,618  $   7,163  $ 42,010


See Notes to Consolidated Financial Statements.








            Accumulated
            Other
Retained    Comprehensive     Treasury Stock
Earnings    Income          Shares     Amount         Total



$  20,864	   $    316        (58,400)  $   (1,369)  $   63,073

    9,314	          -              -            -        9,314

        -        446              -            -          446

                                                        9,760


   (5,548)         -              -            -       (5,548)
     (672)         -              -            -         (672)
        -          -          3,531           83           93

        -          -         12,206          289          512
        -          -              -            -        5,123
        -          -        (32,873)        (788)        (788)

   23,958        762        (75,536)      (1,785)      71,553

   10,352          -              -            -       10,352

        -        761              -            -          761

        -          -              -            -       11,113

   (5,675)         -              -            -       (5,675)
     (663)         -              -            -         (663)
        -          -          3,565           96          109
        -          -         20,901          557          677
        -          -         12,027          333          414

        -          -        (86,074)      (2,668)      (2,668)
        -          -        (62,558)           -            -

   27,972      1,523       (187,675)      (3,467)      74,860

    3,826          -              -            -        3,826

        -        144              -            -          144

                                                        3,970

        -          -              -            -          (10)

        -          -              -            -            -
   (5,876)         -              -            -       (5,876)
     (560)         -              -            -         (560)
        -          -          5,814          107          115
        -          -         41,416          765          848
        -          -         58,220        1,076        1,336

$  25,362   $  1,667        (82,225)  $   (1,519)    $ 74,683


CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


Three Years Ended December 31,               1999       1998       1997
                                                   (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                             $   3,826  $  10,352  $  9,314
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization           14,377     12,448    10,387
    (Income) loss from unconsolidated
      partnership interests                    350       (424)   (1,345)
    Gain on sale of unconsolidated
      partnership interest                       -     (7,740)   (1,890)
    Gain on sale of nonregulated property        -        (63)     (181)
    Gain on sale of equity securities            -        (73)        -
    Minority interest in loss of subsidiary      -          -       (10)
    Change in assets and liabilities, net of
      effects from acquisition of business:
      (Increase) decrease in:
        Accounts receivable                 (1,557)      (945)    1,000
        Materials and supplies                (264)      (416)      (71)
        Prepaid expenses                       265       (245)       15
        Prepaid pension costs                 (141)      (307)     (274)
        Other assets                           204       (220)      304
      Increase (decrease) in:
        Accounts payable                     1,021      2,116      (890)
        Accrued expenses and other current
          liabilities                        1,504       (513)    1,151
        Other liabilities                       99        158       306
        Deferred income taxes                  651        125      (389)

      Net cash provided by operating
        activities                          20,335     14,253    17,427

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of plant, net of removal costs
    and salvage from retirements           (17,895)   (28,594)  (14,424)
  Purchase of FCC licenses                  (1,162)         -         -
  Proceeds on sale of nonregulated property      -        146       734
  Capital investments in unconsolidated
    partnership interests                        -       (356)     (237)
  Capital distributions from unconsolidated
    partnership interests                        -          -     1,091
  Proceeds from sale of unconsolidated
    partnership interests                        -     11,084     2,779
  Purchase of equity securities               (200)         -         -
  Proceeds from sale of equity securities        -        220        -
  Proceeds from surrender of life insurance
    policies                                     -          -      427
  Acquisition of business, net of cash and
    cash equivalents acquired                    -          -      965

      Net cash used in investing
        activities                         (19,257)   (17,500)  (8,665)



CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


Three Years Ended December 31,                1999       1998       1997
                                                    (In Thousands)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long term borrowings       $     -  $  	21,000  $  5,000
  Principal payments on long term debt      (3,000)    (3,000)   (6,799)
  Borrowings on line of credit               1,500          -         -
  Principal payments on line of credit        (500)         -         -
  Proceeds from issuance of stock under the
    employee stock purchase plan               115        109        93
  Proceeds from issuance of stock under the
    dividend reinvestment plan                 848        677       512
  Cash paid for fractional shares              (10)         -         -
  Common and preferred dividends paid       (6,436)    (6,338)   (6,220)
  Purchase of common stock for the treasury      -     (2,668)     (788)
  Redemption of preferred stock               (192)      (647)        -

      Net cash provided by (used in)
        financing activities                (7,675)     9,133    (8,202)

      Increase (decrease) in cash and
        cash equivalents                    (6,597)     5,886       560

Cash and cash equivalents:
  Beginning                                  8,403      2,517     1,957

  Ending                                  $  1,806   $  8,403  $  2,517

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
  Interest                                $  2,931   $  2,826  $  1,980

  Income taxes                            $  3,272   $  9,591  $  7,544

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Acquisition of business:
    Working capital acquired, net of
      cash and cash equivalents $ 967     $      -   $      -  $    314
    Plant and other assets acquired              -          -     1,098
    Cost in excess of net assets acquired        -          -     2,746
    Long term liabilities assumed                -          -         -
    Redeemable preferred stock issued            -          -         -
    Common stock issued                          -          -    (5,123)

                                          $      -   $      -  $   (965)

See Notes to Consolidated Financial Statements.

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1
SIGNIFICANT ACCOUNTING POLICIES

	Principles of consolidation and nature of operations:
		The consolidated financial statements include the accounts of Conestoga Enterprises, Inc. (CEI) and its subsidiaries. CEIs wholly owned operating subsidiaries include:

       The Conestoga Telephone and Telegraph Company (CTT) and
Buffalo Valley Telephone Company (BVT), which are independent local exchange carriers providing both regulated and nonregulated communication services.

       Conestoga Communications, Inc. (CCI), which provides long distance and competitive local services.

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

        The Companys local exchange carriers are subject to rate regulations by the Federal Communications Commission (FCC) and the Pennsylvania Public Utility Commission (PUC) and, accordingly, follow the accounting prescribed by Statement of Financial Accounting Standards No. 71, Accounting for Certain Types of Regulation.



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

	Revenue recognition:
    The Companys revenues are recognized when earned. Access service and long distance service revenues are derived from access charges, toll rates and settlement arrangements. The Company records retroactive settlements as revenues in the year the settlements become known in accordance with industry practice.

	Cash and cash equivalents:
       For purposes of reporting the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.
At times, cash balances exceed F.D.I.C. limits.

	Cost in excess of net assets of business acquired:
     The excess of the acquisition cost over the net assets of the businesses acquired are being amortized by the straight line method over 3 to 40 years. Management continually reviews the appropriateness of the carrying value of the excess acquisition cost and the related amortization period. Amortization expense for the years 1999, 1998 and 1997 was approximately $1,880,000, $1,880,000 and $1,577,000, respectively.

	Investments:
     All marketable equity securities are classified as available for sale. These securities are recorded at fair value based on quoted market prices, and unrealized gains, net of taxes, are reported in other comprehensive income. Gains and losses are determined using the specific identification method.

     The Company is accounting for its investments in partnerships by the equity method.

	Plant and depreciation:
        Plant is recorded at cost. Depreciation is computed by the straight line method. Rates used for calculating depreciation are based on the economic useful lives of the assets. The effective composite depreciation rates for the years 1999, 1998 and 1997 were 7.46%, 7.40% and 7.08%, respectively.



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

		Other property:
     When other property is retired or otherwise disposed of, the propertys cost and accumulated depreciation are removed from the plant accounts and any gain or loss on disposition is recognized in income.

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

	Employee benefits:
		Pension plans:
       All eligible employees of CTT and BVT are covered under noncontributory defined benefit pension plans. The plans provide benefits based on years of service and employee compensation. The Companys funding policy is to make contributions in compliance with applicable regulations.

		Postretirement benefit plan:
     A subsidiary of the Company sponsors a postretirement health care plan for substantially all of its salaried employees and their spouses. The plan is contributory, with retirees contributing 50% of the premiums. The plan is unfunded. The Companys share of the estimated costs that will be paid after retirement is generally being accrued by charges to expense over the employees active service periods to the dates they are fully eligible for benefits, except that the Companys unfunded cost that existed at January 1, 1993 is being accrued primarily under the straight line method that will result in full accrual by December 31, 2012.


CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1
SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	Employee benefits (continued):
		401(k) savings plans:
    The Company has contributory 401(k) savings plans for substantially all employees. The Company contributes matching amounts for participating employees in accordance with the provisions of the plans. The Company contributed approximately $458,000, $404,000 and $312,000 to the plans for 1999, 1998 and 1997, respectively.

		Deferred compensation agreement:
    The Company has a deferred compensation agreement with an officer which provides benefits payable to him upon retirement. The estimated liability under the agreement is being accrued over the expected remaining years of employment.

	Reclassification:
  Certain items in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 financial statement presentation. Such reclassifications had no impact on net income.


2
PURCHASE ACQUISITION
  On May 1, 1997, the Company acquired all of the outstanding shares of Infocore, Inc. (INF), a telecommunications company based in King of Prussia, Pennsylvania. The Company issued 199,923 shares of common stock to INF shareholders as consideration for all outstanding shares of INF stock. The acquisition has been accounted for as a purchase, and the results of operations of INF since that date are included in the consolidated financial statements. The excess of the purchase price over the fair value of net assets acquired of $2,746,000 is being amortized over three years using the straight line method.



CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3
INVESTMENTS IN EQUITY SECURITIES

  The following is a summary of the Companys investments in equity securities:

                                         December 31,
                                       1999       1998
                                        (In Thousands)
Marketable equity securities:
  Aggregate cost                    $    998   $    998
  Gross unrealized gains               2,526      2,308

      Fair value                    $  3,524   $  3,306

  The Companys investments in equity securities are concentrated in the telecommunications industry. The Company also has a $200,000 investment in a non marketable equity security.

  Proceeds and gross gains from the sale of equity securities were $220,000 and $73,000, respectively, for the year ended December31, 1998. There were no sales of equity securities in 1999 and 1997.


4
INVESTMENTS IN PARTNERSHIPS

     The following is a summary of the Companys investments in partnerships:

December 31,
                                       1999       1998
                                        (In Thousands)


PenTeleData, 10.05% interest         $    65   $    415

     PenTeleData is a limited partnership which provides Internet access services in central and eastern Pennsylvania. PenTeleData is reported on the equity method in accordance with Statement of Position 78 9.

 In May 1998, Berks and Reading Area Cellular Enterprises (BRACE), in which subsidiaries of the Company held a 70% interest, sold its partnership interest in Reading SMSA for $15,835,000, of which the Company received $11,084,000 and realized a pretax gain of $7,740,000. BRACEs sole activity was a 39% limited partnership interest in the Reading SMSA Limited Partnership, which provides cellular telephone service to the Reading metropolitan area. BRACE was reported on the equity method since the Company effectively had a 27.3% interest in the operating partnership.



CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




4
INVESTMENTS IN PARTNERSHIPS (CONTINUED)

  In September 1997, the Company sold its partnership interest in Lancaster Area Cellular Enterprises (LACE) for $2,779,000 and realized a pretax gain of $1,890,000 on the sale. LACE was an 18.4% limited partner in the Susquehanna Cellular Communications Limited Partnership, which provides cellular telephone service in the Harrisburg, Lancaster and York metropolitan areas.

   The Companys equity in undistributed net income (loss) of the partnerships was approximately $(350,000), $424,000 and $1,345,000 for 1999, 1998 and 1997, respectively, which includes $ 0 ,
$493,000 and $1,544,000, respectively, from BRACE and LACE.


5
PLANT

	Plant is carried at cost less accumulated depreciation and consists of the following:

                                        December 31,
                                      1999        1998
                                       (In Thousands)
Telephone plant:
  In service:
    Land and buildings              $   5,516   $   5,341
    Digital switching equipment        47,373      44,649
    Other equipment                     7,910       6,742
    Outside plant facilities           75,418      71,521
                                      136,217     128,253
  Under construction                    1,929       1,343
                                      138,146     129,596
  Less accumulated depreciation        78,440      71,230

                                       59,706      58,366

Nonregulated property and equipment:
  Land and buildings                      113         113
  Equipment                            37,578      29,048
                                       37,691      29,161
  Under construction                    1,691       3,648
                                       39,382      32,809
  Less accumulated depreciation         7,356       3,790

                                       32,026      29,019

                                    $  91,732   $  87,385






CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




6
LONG TERM DEBT AND CREDIT ARRANGEMENTS

	Long term debt is summarized as follows:
                                            December 31,
                                          1999        1998
                                           (In Thousands)

    6.91% Series A Senior Notes, interest payable
      quarterly, principal due in annual install
      ments of $ 2,000,000 through 2000.           $   2,000   $  4,000
    7.59% Series B Senior Notes, interest payable
      quarterly, principal due in annual install
      ments of $ 1,454,000 from 2001 through 2011.    16,000     16,000
    6.22% Senior Notes, interest payable quarterly,
      principal due in quarterly installments of
      $ 750,000 from 2001 through 2008.               21,000     21,000
    6.89% term loan, interest payable quarterly,
      principal due in quarterly installments of
      $ 250,000 through 2002.                          2,250      3,250
                                                      41,250     44,250
        Less current maturities                        3,000      3,000

                                          $   8,250   $ 41,250

	The aggregate amounts of maturities of long term debt for each of the five years subsequent to December 31, 1999 are as follows (in thousands):

2000	$	3,000
2001		4,705
2002		4,705
2003		4,455
2004		4,455

	The Company has an unsecured credit agreement through June 30, 2000 with a bank under which it may borrow up to $10,000,000 for working capital or general business purposes in the form of line of credit loans or letters of credit. Interest is payable monthly on advances at the Companys option of either one percent below the banks prime rate or .35 percent above the banks overnight base rate. There was $1,000,000 outstanding on the line of credit at December 31, 1999 and no borrowings outstanding at December 31, 1998. The prime and overnight base interest rates were 8.50% and 5.625% at December 31, 1999 and 7.75% and 5.50% at December 31,
1998. Issuance fees on letters of credit shall be mutually agreed between the bank and the Company on a case by case basis.



CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




6
LONG TERM DEBT AND CREDIT ARRANGEMENTS (CONTINUED)

  The Company also has an unsecured $5,000,000 line of credit from a bank available until June 30, 2000 with interest at the London Interbank Offered Rate plus .75% or at a rate to be negotiated. There were no borrowings outstanding on the line of credit at December 31, 1999 and 1998. The interest rate applicable to the line of credit was 6.58% and 5.75% at December 31, 1999 and 1998, respectively. In January 2000, the bank increased the available line of credit to $10,000,000.

      The credit agreements contain provisions which, among other things, require maintenance of certain financial ratios and limit the amount of additional indebtedness. The Senior Notes also contain provisions which, among other things, restrict mergers and consolidations, encumbrances and sales of certain assets, redemptions of preferred stock and purchases of restricted investments. Under the most restrictive covenants of the debt agreements, approximately $19,200,000 of the consolidated retained earnings is available for payment of cash dividends in 2000.


7
INCOME TAX MATTERS

    The provision for income taxes for the years ended December 31, 1999, 1998 and 1997 was as follows:

                                  1999       1998       1997
                                         (In Thousands)

Current:
  Federal                    $   1,934   $   6,007   $   6,251
  State                          1,956       2,426       1,974

                                 3,890       8,433       8,225

Deferred:
  Federal                          877         228        (357)
  State                           (196)        (76)        (86)

                                   681         152        (443)

                             $   4,571   $   8,585   $   7,782




CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




7
INCOME TAX MATTERS (CONTINUED)

	The income tax provision differs from the amount of income tax determined by applying the federal income tax rate to pretax income for the years ended December 31, 1999, 1998 and 1997 due to the following:

                                          1999    1998    1997

Normal statutory federal income tax rate  34.0%   35.0%   35.0%
Increase (decrease) resulting from:
  State income tax, net of federal tax
    benefit                               13.9     8.1     7.2
  Goodwill amortization                    7.6     3.5     3.2
  Other                                   (1.1)   (1.3)    0.2

                                          54.4%   45.3%   45.6%

	Net deferred tax liabilities consist of the following components as of December 31, 1999 and 1998:

                                          1999         1998
                                            (In Thousands)

Deferred tax liabilities:
  Plant, in service                     $  10,352   $   9,542
  Prepaid pension costs                     1,165       1,108
  Investments                                 908         834

                                           12,425      11,484

Deferred tax assets:
  Employee benefits                        (1,018)       (952)
  Net operating loss carryforwards         (2,942)     (1,449)
  Other                                      (195)       (185)

                                           (4,155)     (2,586)

Valuation allowance                         2,481       1,127

                                        $  10,751   $  10,025

	The Company has approximately $933,000 of net operating loss carryforwards for federal income tax purposes, which expire between the years 2006 and 2012.



CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




7
INCOME TAX MATTERS (CONTINUED)

	The Company has approximately $26,203,000 of net operating loss carryforwards for state income tax purposes which expire between the years 2005 and 2009. A valuation allowance of $2,481,000 and $1,127,000 was recorded at December 31, 1999 and 1998 for these state loss carryforwards which may expire unutilized. The valuation allowance was increased by approximately $1,354,000, $848,000 and $279,000 in 1999, 1998 and 1997, respectively.


8
DEFINED BENEFIT PENSION PLANS

	Information pertaining to the activity in the Companys defined benefit pension plans is as follows:

                                      Years Ended December 31,
                                      1999      1998      1997
                                           (In Thousands)

Change in benefit obligation:
  Benefit obligation at beginning of
    year                           $ 16,223  $ 	14,689  $ 12,649
  Service cost                          605       540       481
  Interest cost                       1,083     1,052       960
  Amendment                             298        84         -
  Actuarial (gain) loss                (448)      983       977
  Benefits paid                        (791)   (1,125)     (378)

      Benefit obligation at
        end of year                  16,970    16,223    14,689

Change in plan assets:
  Fair value of plan assets at
    beginning of year                20,851    18,980    15,826
  Actual return on plan assets        2,834     2,779     3,251
  Employer contribution                   -       217       281
  Benefits paid                        (791)   (1,125)     (378)

      Fair value of plan assets at
        end of year                  22,894    20,851    18,980

Funded status                         5,924     4,628     4,291

Unrecognized net actuarial (gain)    (3,314)   (1,811)   (1,648)
Unrecognized prior service cost       1,043       809       790
Unrecognized net transition (asset)    (782)     (896)   (1,010)

      Prepaid benefit cost          $ 2,871  $  2,730  $  2,423


CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




8
DEFINED BENEFIT PENSION PLANS (CONTINUED)

	Net pension cost (benefit) for these Plans consisted of the following components:

                                    Years Ended December 31,
                                    1999      1998      1997
                                        (In Thousands)

Service cost                    $    605   $    540   $   481
Interest cost on projected benefit
  obligation                       1,083      1,052       960
Expected return on plan assets    (1,750)    (1,600)   (1,363)
Net amortization and deferral        (79)       (10)	      (71)

                                $   (141)  $    (18)  $     7

	Assumptions used by the Company in the determination of pension plan information for 1999, 1998 and 1997 consisted of the following:

                                        1999     1998      1997

Discount rate                           7.00%   6.75%     7.00%
Rate of increase in compensation levels 5.00    5.00      5.00
Expected long term rate of return on
  plan assets                           8.50    8.50      8.50

	Plan assets consist primarily of U.S. Government securities, corporate bonds and common stocks, including CEIs common stock of $215,000, $293,000 and $239,000 at December 31, 1999, 1998 and
1997, respectively.



CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




9
POSTRETIREMENT BENEFIT PLAN

	Information pertaining to the activity in the postretirement benefit plan is as follows:

                                     Years Ended December 31,
                                     1999      1998      1997
                                          (In Thousands)
Change in benefit obligation:
  Benefit obligation at beginning of
    year                            $ 1,415  $ 1,438  $ 1,337
  Service cost                           74       58       44
  Interest cost                          91       86       98
  Actuarial (gain)                      (91)    (130)      (8)
  Benefits paid                         (36)     (37)     (33)

    Benefit obligation at end of year 1,453    1,415    1,438

    Fair value of plan assets at
      end of year                         -        -        -

Funded status                        (1,453)  (1,415)  (1,438)

Unrecognized net actuarial (gain)      (386)    (332)    (155)
Unrecognized net transition obligation  731      787      844

Accrued benefit cost                $(1,108)  $ (960)  $ (749)

	Net postretirement benefit cost for this Plan consisted of the following components:

                                     Years Ended December 31,
                                     1999      1998      1997
                                          (In Thousands)

Service cost                       $  74     $  58     $  44
Interest cost on projected benefit
  obligation                          91        86        98
Net amortization and deferral         43        37        54

                                   $ 208     $ 181     $ 196



CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




9
POSTRETIREMENT BENEFIT PLAN (CONTINUED)

	Assumptions used by the Company in the determination of postretirement benefit plan information consisted of the following:

                                     Years Ended December 31,
                                     1999      1998      1997


Discount rate                        7.00%     6.75%    7.00%

	For measurement purposes, a 6.0 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5.5 percent for 2000 and remain at that level thereafter.

	Assumed health care trend rates have a significant impact on the amounts reported. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                             One         One
                                      Percentage  Percentage
                                           Point       Point
                                        Increase    Decrease
                                            (In Thousands)

Effect on total of service and interest
  cost components                       $  32       $  (25)
Effect on postretirement benefit
  obligation                              230         (187)



CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




10
REDEEMABLE PREFERRED STOCK

	The Company has outstanding 156,779 shares of Series A Convertible Preferred Stock. Cumulative dividends of $ 3.42 per share per annum are paid semi annually. Each share of preferred stock may be converted, at the option of the holder, into shares of Common
Stock at a conversion price of $22.95, (adjusted for the effect of the 3 for 2 stock split), subject to adjustment under certain circumstances. Each holder may require the Company to redeem all or a portion of such holders preferred stock for $ 65 per share plus accrued dividends.

	The Company may redeem the stock, in whole or in part for $66.95, $66.30, $65.65 and $65.00 per share beginning on May 31, 2000,
2001, 2002 and 2003 and thereafter respectively, plus all accumulated and unpaid dividends. In the event of liquidation of the Company, the holders of preferred stock shall be entitled to receive a distribution of $ 65 per share plus accrued dividends.

	During 1999, preferred stockholders converted 20,558 shares of preferred stock in exchange for 58,220 shares of common stock and, during 1998, preferred stockholders converted 6,370 shares of preferred stock in exchange for 12,027 shares of common stock. In addition, preferred stockholders redeemed 2,952 shares for $192,000 and redeemed 9,959 shares for $647,000 during the years ended December 31, 1999 and 1998, respectively.


11
STOCKHOLDERS EQUITY

	Stock split:
     On January 26, 1999, the Companys Board of Directors authorized a 3 for 2 stock split effected in the form of a 50% stock dividend distributable on May 14, 1999. Stockholders equity was restated to give retroactive recognition to the stock split as of December 31, 1998. References in the consolidated financial statements and the notes thereto with regard to per share and related data were restated in 1998 to give effect to this transaction.

	Reduction in par value and increase in number of authorized shares:
        On May 1, 1999, the stockholders approved an amendment to the Companys Articles of Incorporation reducing the par value of the common stock from $5 per share to $1 per share, and increasing the number of authorized shares from 10 million to 20 million shares. As a result of the reduction in par value, common stock was reduced by $28,650,000 and additional paid in capital was increased by the same amount.



CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




11
STOCKHOLDERS EQUITY (CONTINUED)

	Stock Purchase Plan:
   CTT had a Stock Purchase Plan for all employees who met minimum eligibility requirements which provided for the issuance and sale of CEI common stock. The Plan was implemented by a series of offerings. Under the fifth offering of the Plan, participating employees of CTT authorized deductions for a period of two years ended August 31, 1997. The Plan was terminated in 1997.

   Effective January 1, 1998, CEI established an employee stock purchase plan for eligible employees of CEI and its subsidiaries. Shares of common stock are purchased monthly by participating employees at a price of 95% of the stocks fair market value, as defined in the Plan document. A maximum of 150,000 shares are authorized for issuance under the Plan.

	Dividend Reinvestment Plan:
   The Company sponsors a Dividend Reinvestment Plan for all stockholders who wish to participate. Participants dividends and optional cash considerations are used to purchase shares of common stock. A participants purchase price per share is fair market value, as defined in the Plan document.


12
STOCK OPTION PLAN

     The Company adopted a Stock Option Plan for the officers and employees of the Company which was approved by stockholders in May 1999. An aggregate of 450,000 shares of authorized but unissued common stock of the Company are reserved for future issuance under the Plan. The stock options have an expiration term of 10 years. The per share exercise price of a stock option shall be not less than the fair market value of the underlying common stock on the date the option is granted.

	During 1999, 41,750 options were granted to employees at an exercise price of $22.34 per share. These options are not exercisable for three years after the grant date. The weighted average remaining life of the option granted is 9.4 years.



CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




12
STOCK OPTION PLAN (CONTINUED)

   The Company applies APB Opinion 25 and related interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Companys Stock Option Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method prescribed by FASB Statement No. 123, the Companys net income and earnings per share for the year ended December 31, 1999 would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

Net income:
	As reported                                $   3,826
	Pro forma                                      3,799

Basic and diluted earnings per share:
	As reported                                $    0.46
	Pro forma                                       0.46

    The fair value of each option grant of $ 3.27 is estimated on the date of the grant using the Black Scholes option pricing model with the following weighted average assumptions:

Dividend yield                                 4.00%
Expected life                                  9 years
Expected volatility                            14.80%
Risk free interest rate                         6.01%


13
COMPREHENSIVE INCOME

	Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes all nonowner changes in equity, and consists of net income and unrealized gains and losses on available for sale securities.




CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




13
COMPREHENSIVE INCOME (CONTINUED)

	The components of other comprehensive income and related tax effects for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                       1999     1998     1997
                                          (In Thousands)

Unrealized holding gains on available for
	sale securities, less tax effect
	1999 $74; 1998 $415; 1997 $240     $  144   $  803  $  446
Less reclassification adjustment for
	gains realized in net income, less
	tax effect 1998 $31                     -       42       -

                                           $  144   $  761  $  446


14
EARNINGS PER SHARE

	The following table sets forth the computation of basic and diluted earnings per share:

                                      1999     1998     1997
                                      (In Thousands, Except
                                          Per Share Data)

Numerator:
  Net income                         $3,826  $10,352  $ 9,314
  Preferred stock dividends            (553)    (659)    (672)
  Numerator for basic earnings per
    share, income available to
    common stockholders               3,273    9,693    8,642
  Effect of dilutive securities,
    preferred stock dividends             -      659      672

  Numerator for diluted earnings per
    share, income available to common
    stockholders after assumed
    conversions                      $3,273  $10,352  $ 9,314



CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




14
EARNINGS PER SHARE (CONTINUED)

                                       1999    1998     1997
                                       (In Thousands) Except
                                           Per Share Data)

Denominator:
Denominator for basic earnings per
share, weighted average shares          7,044   6,971   6,930
Effect of dilutive securities,
  convertible preferred stock and stock
  options                                   -     548     557
Dilutive potential common shares,
  denominator for diluted earnings per
  share, adjusted weighted average shares
  and assumed conversions               7,044   7,519	   7,487

Basic earnings per share                $0.46   $1.39   $1.25

Diluted earnings per share              $0.46   $1.38   $1.25

     The Company has excluded the convertible preferred stock from the computation of dilutive earnings per share for 1999, since they would have had an anti dilutive effect. In addition, options to purchase 41,750 shares of common stock were outstanding since June
1, 1999, but were not included in the computation of dilutive earnings per share since they were also anti dilutive.


15
COMMITMENTS

    At December 31, 1999, the Company had commitments for the purchase of equipment and materials approximating $1,753,000.

     The Company leases remote sites and buildings under operating lease agreements which expire between August 2002 and June 2026.
Future minimum payments under the leases are (in thousands):

2000                         $1,082
2001                          1,078
2002                          1,047
2003                            720
2004                            359
Thereafter                      476

                             $4,762

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




15
COMMITMENTS (CONTINUED)

    Rental expense included in the financial statements for the years ended December 31, 1999, 1998 and 1997 approximated $1,022,000,
$603,000 and $177,000, respectively.


16
PENDING MERGER

	On November 12, 1999, the Company entered into an agreement to merge with TeleBeam, Incorporated (TeleBeam), a nonregulated, diversified telecommunications services company. The merger was approved by TeleBeams stockholders and settlement occurred on January 31, 2000. The Company will issue a total of approximately 735,000 shares in the transaction. The transaction is being accounted for under the pooling of interests method of accounting. Under the terms of the agreement, TeleBeam merged with and into TE Merger Corporation, a wholly owned subsidiary of the Company.

	The following unaudited pro forma data summarizes the combined results of operations of the Company and TeleBeam as if the combination had been consummated on December 31, 1999:

                                      Years Ended December 31,
                                      1999      1998      1997
                          (In Thousands, Except Per Share Data)

Operating revenues                   $87,015  $77,348  $59,305

Net income                           $ 2,440  $10,682  $ 9,476

Basic earnings per share             $  0.24  $  1.33  $  1.18

Diluted earnings per share           $  0.24  $  1.30  $  1.17

	The pro forma results are not necessarily indicative of the combined results of future operations.

	On January 31, 2000, the Company borrowed $12,000,000 from its available lines of credit to pay principal of $12,135,000 plus accrued interest on TeleBeams existing long term debt.



CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




17
OPERATING SEGMENTS

   Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the way that public enterprises report information about operating segments in annual financial statements.

   The Companys reportable segments are strategic business units that offer different services. They are managed separately because each business unit requires different technology and marketing strategies. The Company has two reportable segments: Telephone traditional telephone service provided by CTT and BVT; and
wireless   paging and PCS communication services provided by CWC
and CMS. The Other column primarily includes the long distance and consulting services provided by CCI and INF, and corporate related items.

	The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on profit or loss from operations before corporate allocations, interest, income taxes and non recurring gains and losses. Transactions occurring between segments are recorded on the same basis as transactions with third parties.

	Segment information as of and for the years ended December 31, 1999, 1998 and 1997 is as follows:

                           Telephone  Wireless   Other   Total
                                       (In Thousands)

1999:
  Operating revenues from
    external customers:
    Local service         $  11,707   $     -  $   805 $ 12,512
    Long distance and
      access service         31,154         -    7,325   38,479
    Wireless service              -     2,404        -    2,404
    Equipment and other       8,366       478    8,960   17,804
                             51,227     2,882   17,090   71,199
  Intersegment operating
    revenues                  2,835        15      143    2,993
  Operating profit (loss)    20,858    (8,029)  (1,466)  11,363
  Total assets              111,091    33,672    8,611  153,374
  Capital expenditures       10,373     6,987      535   17,895
  Depreciation and
    amortization             10,110     3,153    1,114   14,377


CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




17
OPERATING SEGMENTS (CONTINUED)

	Segment information as of and for the years ended December 31, 1999, 1998 and 1997 is as follows (continued):


                            Telephone  Wireless   Other   Total
                                       (In Thousands)

1998:
  Operating revenues from
    external customers:
    Local service           $10,368  $     -   $   84  $10,452
    Long distance and
      access service         31,674        -    4,624   36,298
    Wireless service              -      739        -      739
    Equipment and other       7,433      532    7,379   15,344
                             49,475    1,271   12,087   62,833
  Intersegment operating
    revenues                  1,676       19      447    2,142
  Operating profit (loss)    19,006   (5,235)  (1,201)  12,570
  Total assets              106,924   33,315   10,897  151,136
  Capital expenditures        7,477   20,848      269   28,594
  Depreciation and
    amortization              9,932    1,432    1,084   12,448

1997:
  Operating revenues:
    Local service             9,368  $     -  $    -  $  9,368
    Long distance and
      access service         31,603        -   2,537    34,140
    Wireless service              -      524       -       524
    Equipment and other       7,607      207   4,339    12,153
                             48,578      731   6,876    56,185
  Intersegment operating
    revenues                    313       19     517       849
  Operating profit (loss)    16,403     (466)   (385)   15,552
  Total assets              107,900   10,860  11,133   129,893
  Capital expenditures        7,011    7,246     167    14,424
  Depreciation and
    amortization              9,599       83     705    10,387



CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




17
OPERATING SEGMENTS (CONTINUED)

	Certain items in the schedule above need to be reconciled to the consolidated financial statements and are provided in the schedules below:

                                     Years Ended December 31,
                                     1999      1998      1997
                                           (In Thousands)

Revenues:
  Total revenues for reportable
    segments                      $ 56,959  $ 52,604  $ 49,899
  Other revenues                    17,233    12,371     7,135
  Elimination of intersegment
    revenues                        (2,993)   (2,142)     (849)

      Total consolidated revenues $ 71,199  $ 62,833  $ 56,185

Total assets:
  Total assets for reportable
    segments                      $144,763  $140,239  $118,760
  Other assets                       8,611    10,897    11,133
  Elimination of intersegment
    receivables                     (4,302)     (527)     (603)

      Total consolidated assets   $149,072  $ 150,609 $129,290


18
FAIR VALUE OF FINANCIAL INSTRUMENTS

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


CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




18
FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

	Note payable and long term debt:
        The fair values of the note payable and long term debt are estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities. The carrying amounts approximate fair value.

	Redeemable preferred stock:
       The carrying amount approximates fair value based on the fixed redemption price available to holders of preferred stock.


19
QUARTERLY DATA (UNAUDITED)

                          First      Second      Third      Fourth
                            (In Thousands, Except Per Share Data)

1999
Operating revenues      $ 16,571   $ 17,879   $ 17,827   $ 18,922
Operating income           3,173      3,623      2,326      2,241
Net income                 1,250      1,486        634        456
Basic earnings per share    0.16       0.19       0.07       0.04
Diluted earnings per share  0.16       0.19       0.07       0.04

1998
Operating revenues      $ 15,165   $ 15,622   $ 15,996   $ 16,050
Operating income           3,848      2,812      3,438      2,472
Net income                 2,061      5,641      1,718        932
Basic earnings per share    0.27       0.79       0.22       0.11
Diluted earnings per share  0.27       0.75       0.22       0.11



















ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None









                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                           EXECUTIVE OFFICERS


    The names, ages, and positions of the executive officers of the Company are set forth below. All officers of the Company serve for terms of one year and until re elected or until a successor is duly elected at the Annual Meeting of directors, which follows the annual shareholders meeting. No officers have any arrangements or understandings with any other person pursuant to which such officer was or is to be selected as an officer.

Albert H. Kramer; Age 45; President
    Mr. Kramer was appointed President in May, 1998. He has been employed by the Company since September, 1995, serving as Vice President, Finance and Administration from September, 1995, until August, 1997, and as Executive Vice President from August, 1997 until May, 1998. Prior to that he was employed by Denver and Ephrata Telephone Company for 11 years, serving as Chief Financial Officer during the last 5 years of his employment.

Joseph P. Laffey; Age 47; Vice President, Regulatory and External
Affairs
    Mr. Laffey has been employed by the Company as Vice President, Regulatory and External Affairs, since May 1996. Prior to that he was employed by Commonwealth Telephone Company for 17 years, serving as Vice President of Revenue Requirements during the last year of his employment; and Director of Revenue Requirements for four years prior thereto.

Donald R. Breitenstein; Age 59; Controller
    Mr. Breitenstein has been employed by CT&T since 1962. He worked as Accountant until September, 1979, when he was appointed Accounting Supervisor. He was appointed CT&Ts Accounting Manager in 1981, and Controller in 1986. He was appointed to the board of directors of CT&T in 1987. He was elected the Companys Controller and a member of its Board at its organizational meeting in June, 1989.





ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
(continued)


Thomas C. Keim; Age 54; Vice President Telecom Group
    Mr. Keim was appointed Vice President Telecom Group in August, 1997. He had previously served as Vice President, Operations, since October, 1994, and prior to that as Network Services Manager since February 1984. Mr. Keim has been employed by CT&T since 1964.

Kenneth A. Benner; Age 52; Secretary/Treasurer
    Mr. Benner has been employed by CT&T since 1974. He was elected to the board of directors of CT&T in 1972, and has served as its Secretary/Treasurer since 1982. He was elected Secretary/Treasurer and a member of the Companys Board at its organizational meeting in June, 1989. In June, 1996, he was appointed Vice President and General Manager of BVT.

Lawrence T. Killeen; Age 56; Vice President, Conestoga Communications,
Inc.
    Mr. Killeen was appointed Vice President of Conestoga
Communications, Inc. in August, 1997. Prior to that he had served as Director of Customer Services of CT&T. He has been employed by CT&T since 1982.

Harrison H. Clement, Jr.; Age 56; Vice President Wireless Group and President of Infocore, Inc.
      Mr. Clement began his career in the telecommunications industry in 1966 with the Bell system holding a variety of management positions of increasing responsibility until 1981. In 1981 he co founded
Infocore, Inc. serving as president since that time.

William D. Chamblin, III; Age 43; President of Conestoga Wireless
Company
    Mr. Chamblin was appointed President of Conestoga Wireless Company in February, 1996. He had been employed by Infocore, Inc. since 1984. His latest position with Infocore, Inc. was Vice President, Development, in which position he was active in processing the PCS licenses from the FCC for Conestoga Wireless Company.

     The information as to the Directors as set forth under the caption Election of Directors of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 6, 2000 is incorporated by reference into this Report.

ITEM 11.  EXECUTIVE COMPENSATION

      The information as to the Executive Officers Compensation set forth under the caption Executive Compensation of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 6, 2000 is incorporated by reference into this Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information set forth under the captions Election of Directors and Security Ownership of Management of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 6, 2000 is incorporated by reference into this Report.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information as to Certain Relationships and Related
Transactions set forth under the caption Directors Compensation of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 6, 2000 is incorporated by reference into this Report.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8 K

   (a)(1)    Financial Statements:

    The following consolidated financial statements of Conestoga
Enterprises, Inc. and subsidiaries are included in Part II, Item 8:

    Opinion of Independent Certified Public Accountants

    Consolidated balance sheets December 31, 1999 and 1998

    Consolidated statements of income years ended December 31, 1999, 1998 and 1997

    Consolidated statements of common stockholders equity years ended December 31, 1999, 1998, and 1997

    Consolidated statements of cash flows years ended December 31, 1999, 1998 and 1997

    Notes to consolidated financial statements

   (a)(2)    Financial Statement Schedules

    All schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

   (a)(3) Exhibits

   (10) Material contracts                        Attachment 10G, 10H,
                                                             10I, 10J

   (12) Statement re: Computation of Ratios       Attachment 12

   (21) Subsidiaries of the registrant            Attachment 21E

   (23) Letter of Consent                         Attachment 23

   (b)Reports on Form 8 K

          A report on Form 8 K has been filed by the registrant on November 18, 1999 to report that on November 4, 1999 CEI signed a definitive agreement for the acquisition of all the outstanding shares of TeleBeam, Inc. for 735,000 shares of common stock of CEI.



                          INDEX TO EXHIBITS


                                                       Page

   (a)  Articles of Incorporation, as amended         53   56*

   (b)  By laws                                       57   66*

   Instruments defining the rights of security holders

   (b)  Relevant portions of the by laws                67*

   Material contracts

(a) Amendment dated June 1, 1999 to Agreement     72   74
  Dated March 22, 1989 with Donald R. Breitenstein, Controller

   (b)  Agreement dated September 1, 1998 with        59  67**
     Albert H. Kramer, President

   (c)   Agreement dated May 29, 1999 with            61   67
     Joseph J. Laffey, Vice President, Regulatory and External Affairs

   (d)   Agreement dated June 30, 1999 with           67   72
     Harrison H. Clement, Jr., President of Infocore, Inc.

   (e)   Agreement dated June 1, 1999 with            55   61
     Thomas C. Keim Vice President of Telecom Group

   Statement re: Computation of Ratios                   75

   Letter of Consent                                     75

   Subsidiaries of the registrant                        76


     *These exhibits appear in the 1992 10K.
     ** This exhibit appears in the 1998 10K.




Attachment 10 G         EMPLOYMENT AGREEMENT


	EMPLOYMENT AGREEMENT


AGREEMENT made as of this 1st day of June, 1999, between
CONESTOGA ENTERPRISES, INC., a Pennsylvania business corporation, having its principal office in the Borough of Birdsboro, County of Berks and State of Pennsylvania (hereinafter called Employer) and THOMAS C. KEIM, of Birdsboro, Berks County, Pennsylvania (hereinafter called the Employee).
	A G R E E M E N T
1.	Employment.  The Employer employs the Employee and
the Employee accepts employment by Employer and its subsidiaries and affiliates, upon the terms and conditions of this Agreement.
2.	Term.  The term of this Agreement shall be three (3)
years commencing on June 1, 1999 and shall terminate on May 31, 2002. It is the intention of the Employer and the Employee that this relationship shall continue beyond the three (3) years period but either party may terminate the same under the terms hereinafter set forth in this Agreement.
3.	Compensation.

(a)	For all services rendered by the Employee, the
Employer shall (i) pay Employee a base salary of One Hundred Twelve Thousand Five Hundred Dollars ($112,500.00) per year, payable in equal weekly installments at the end of each week, (ii) include the Employee as a participant in the Employers Executive Incentive Plan, and (iii) include the Employee as a participant in the Employers salaried employees benefit programs. Salary payments shall be subject to withholding and other applicable taxes.

(b)	Employer will review Employees compensation on
an annual basis along with the review of all its management employees.

4.	Duties.  The Employee shall serve as the Employers
Vice President Telecommunications Group and shall be responsible for the Employers telecommunications matters. The exact responsibilities for the position are set forth in the job description for Vice
President Telecommunications Group of the Employer. A copy of said job description is attached hereto and referred to as Schedule A.

5.	Extent of Services.  The Employee shall devote his
entire time and attention to the Employers business. During the term of this Agreement, the Employee shall not engage in any other business activity, regardless of whether it is pursued for gain or profit. Employee, however, may invest his assets in other companies so long as they do not require the Employees services in the operation of their affairs.

6.	Working Facilities.  The Employee shall have a
private office, stenographic help, a personal computer and other facilities and services that are suitable to his position and appropriate for the performance of his duties.

7.	Disclosure of Information.  The Employee acknowledges
that the list of the Employers customers, as the Employer may determine from time to time, is a valuable, special and unique asset of the Employers business. The Employee shall not, during and after the term of his employment, disclose all or any part of the Employers customer list to any person, firm, corporation, association, or other entity for any reason or purpose. In the event of the Employees breach or threatened breach of this paragraph, the Employer shall be entitled to a preliminary restraining order and an injunction restraining and enjoining the Employee from disclosing all or any part of the Employers customer list to any person, firm, corporation, association, or other entity for any reason or purpose and from rendering any services to any person, firm, corporation, association, or other entity to whom all or any part of such list has been, or is threatened to be, disclosed. In addition to or in lieu of the above, the Employer may pursue all other remedies available to the Employer for such breach or threatened breach, including the recovery of damages from the Employee.

8.	Expenses.  The Employer shall reimburse Employee for
all reasonable and necessary expenses incurred in carrying out his duties under this Agreement. Employee shall present to the Employer, from time to time, an itemized account of such expenses in any form required by the Employer.

9.	Vacations.  The Employee shall be entitled each year
to a vacation of five (5) weeks, during which time his compensation shall be paid in full.

10.	Termination By Employee.  Employee may, without
cause, terminate this Agreement by giving sixty (60) days written notice to the Employer. In such event, the Employee shall continue to render his services and shall be paid his regular compensation up until the date of termination.

11.	Termination for Proper Cause.  Employer may terminate
Employees employment at any time for proper cause. Proper cause for the termination of Employees employment shall be as follows:
(a)	Violation by Employee of the restrictive
covenants set forth in Paragraph 7 hereof;
(b)	Employees disloyal, dishonest or illegal
conduct; or
(c)	Employees willful dereliction of his duties to
Employer.


12.	Severance Compensation.

12.1	General Rule.  Unless the provisions of
Paragraph 12.2 apply, in the event of the termination of the Employees employment by the Employer, other than for cause, prior to the expiration of the three (3) year term referred to in Paragraph 2, the Employer shall be obligated to pay to the Employee, within fifteen (15) days after the date of termination, an amount equal to the greater of:
(i) fifty percent (50%) of the Employees annual salary determined as of the date of termination of employment, or (ii) the aggregate salary otherwise payable to the Employee for the balance of the three (3) year term referred to in Paragraph 2, determined as of the date of termination of employment.

12.2	Change of Control.  If, during the term of this
Agreement, the Employees employment with the Employer is terminated after a change of control, as defined below, (hereinafter called Control Termination), either by the Employee or by the Employer, the Employer shall pay to the Employee the Employees annual salary, determined as of the date of the Control Termination, for a period of three (3) years from and after the date of the Control Termination in such periodic installments as were being paid at the time of the Control Termination. The Employer shall be obligated to make such payment in lieu of, and not in addition to, the Employers payment obligations under Paragraph 12.1. For purposes of this Agreement, a change of control shall be deemed to have occurred in the event of:
(i) the acquisition, directly or indirectly, by any person or entity, or persons or entities acting in concert, whether by purchase, merger, consolidation or otherwise, of voting power over that number of voting shares of the capital stock of the Employer which, when combined with the existing voting power of such persons or entities, would enable them to cast fifty percent (50%) or more of the votes which all shareholders of the Employer would be entitled to cast in the election of directors of the Employer, or (ii) the sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Employer to a transferee other than Employer or an entity of which a controlling interest is owned by Employer.

12.3	Termination for Cause.  In the event of the
termination of the Employees employment at any time by the Employer for cause, except for a Control Termination, the Employer shall have no obligation to pay the Employee any sums following the termination of his employment.

13.	Death During Employment.  If the Employee dies during
the term of employment, the Employer shall pay to the Employees estate the compensation that would otherwise be payable to the Employee up to the end of the month in which his death occurs. In addition, if Employee qualifies under the terms of the Employers existing life insurance coverage, Employer will provide life insurance on the life of Employee amounting to two and one half (2 1/2) times his annual salary up to a maximum of Three Hundred Thousand Dollars ($300,000.00).

14.	Restricted Covenant.  For a period of three (3) years
after the termination or expiration of this Agreement, the Employee shall not within Berks County or Union County, Pennsylvania, directly or indirectly, own, manage, operate, control, be employed by, participate in, or be connected in any manner with the ownership, management, operation or control of any business similar and competitive to the type of business conducted by the Employer at the time this Agreement terminates. In the event of the Employees actual or threatened breach of this paragraph, the Employer shall be entitled to a preliminary restraining order and injunction restraining the Employee from violating its provisions. Nothing in this Agreement shall be construed to prohibit the Employer from pursuing any other available remedies for such breach or threatened breach, including the recovery of damages from the Employee.

15.	Arbitration.  Any controversy or claim arising out
of, or relating to this Agreement, or its breach, shall be settled by arbitration in the City of Reading in accordance with the then governing rules of the American Arbitration Association. Judgment upon the award rendered may be entered and enforced in any court of competent jurisdiction.

16.	Notices.  Any notice required or desired to be given
under this Agreement shall be deemed given if in writing and sent by certified mail, return receipt requested, to the Employees residence or to the Employers principal office, as the case may be.

17.	Waiver of Breach.  The Employers waiver of a breach
of any provision in this Agreement by the Employee shall not operate or be construed as a waiver of any subsequent breach by the Employee. No waiver shall be valid unless in writing and signed by an authorized officer of the Employer.

18.	Assignment.  The Employee acknowledges that his
services are unique and personal. Accordingly, the Employee may not assign his rights or delegate his duties or obligations under this Agreement. The Employers rights and obligations under this Agreement shall inure to the benefit of, and shall be binding upon, the Employers successors and assigns.

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


CONESTOGA ENTERPRISES, INC.


By
Chairman


Attest
			              Secretary



                         (SEAL)
                           Thomas C. Keim






Attachment 10 H         EMPLOYMENT AGREEMENT



	EMPLOYMENT AGREEMENT



AGREEMENT made as of the 29th day of May, 1999, between CONESTOGA ENTERPRISES, INC., a Pennsylvania business corporation, having its principal office in the Borough of Birdsboro, County of Berks and State of Pennsylvania (hereinafter called Employer) and JOSEPH J. LAFFEY, of 912 Ralph Lane, Moosic, Pennsylvania 18507 (hereinafter called the Employee).

	A G R E E M E N T

1. Employment. The Employer employs the Employee and the Employee accepts employment by Employer and its subsidiaries and affiliates, upon the terms and conditions of this Agreement.

2.	Term.  The term of this Agreement shall be three (3)
years commencing on May 29, 1999 and shall terminate on May 28, 2002. It is the intention of the Employer and the Employee that this relationship shall continue beyond the three (3) years period but either party may terminate the same under the terms hereinafter set forth in this Agreement.

3.	Compensation.
(a)	For all services rendered by the Employee, the
Employer shall (i) pay Employee a base salary of One Hundred Twenty seven Thousand Dollars ($127,000.00) per year, payable in equal weekly installments at the end of each week, (ii) include the Employee as a participant in the Employers Executive Incentive Plan, and (iii) include the Employee as a participant in the Employers salaried employees benefit programs. Salary payments shall be subject to withholding and other applicable taxes.

(b)	Employer will review Employees compensation on
an annual basis along with the review of all its management employees.

4.	Duties.  The Employee shall serve as the Employers
Vice President Regulatory and External Affairs and shall be responsible for the Employers overall regulatory matters. The exact responsibilities for the position are set forth in the job description for Vice President Regulatory and External Affairs of the Employer. A copy of said job description is attached hereto and referred to as Schedule A.

5.	Extent of Services.  The Employee shall devote his
entire time and attention to the Employers business. During the term of this Agreement, the Employee shall not engage in any other business activity, regardless of whether it is pursued for gain or profit. Employee, however, may invest his assets in other companies so long as they do not require the Employees services in the operation of their affairs.

6.	Working Facilities.  The Employee shall have a
private office, stenographic help, a personal computer and other facilities and services that are suitable to his position and appropriate for the performance of his duties.

7.	Disclosure of Information.  The Employee acknowledges
that the list of the Employers customers, as the Employer may determine from time to time, is a valuable, special and unique asset of the Employers business. The Employee shall not, during and after the term of his employment, disclose all or any part of the Employers customer list to any person, firm, corporation, association, or other entity for any reason or purpose. In the event of the Employees breach or threatened breach of this paragraph, the Employer shall be entitled to a preliminary restraining order and an injunction restraining and enjoining the Employee from disclosing all or any part of the Employers customer list to any person, firm, corporation, association, or other entity for any reason or purpose and from rendering any services to any person, firm, corporation, association, or other entity to whom all or any part of such list has been, or is threatened to be, disclosed. In addition to or in lieu of the above, the Employer may pursue all other remedies available to the Employer for such breach or threatened breach, including the recovery of damages from the Employee.

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

11.	Termination for Proper Cause.  Employer may terminate
Employees employment at any time for proper cause. Proper cause for the termination of Employees employment shall be as follows:
(a)	Violation by Employee of the restrictive
covenants set forth in Paragraph 7 hereof;
(b)	Employees disloyal, dishonest or illegal
conduct; or
(c)	Employees willful dereliction of his duties to
Employer.

12.	Severance Compensation.

12.1	General Rule.  Unless the provisions of
Paragraph 12.2 apply, in the event of the termination of the Employees employment by the Employer, other than for cause, prior to the expiration of the three (3) year term referred to in Paragraph 2, the Employer shall be obligated to pay to the Employee, within fifteen (15) days after the date of termination, an amount equal to the greater of:
(i) fifty percent (50%) of the Employees annual salary determined as of the date of termination of employment, or (ii) the aggregate salary otherwise payable to the Employee for the balance of the three (3) year term referred to in Paragraph 2, determined as of the date of termination of employment.

12.2	Change of Control.  If, during the term of this
Agreement, the Employees employment with the Employer is terminated after a change of control, as defined below, (hereinafter called Control Termination), either by the Employee or by the Employer, the Employer shall pay to the Employee the Employees annual salary, determined as of the date of the Control Termination, for a period of three (3) years from and after the date of the Control Termination in such periodic installments as were being paid at the time of the Control Termination. The Employer shall be obligated to make such payment in lieu of, and not in addition to, the Employers payment obligations under Paragraph 12.1. For purposes of this Agreement, a change of control shall be deemed to have occurred in the event of:
(i) the acquisition, directly or indirectly, by any person or entity, or persons or entities acting in concert, whether by purchase, merger, consolidation or otherwise, of voting power over that number of voting shares of the capital stock of the Employer which, when combined with the existing voting power of such persons or entities, would enable them to cast fifty percent (50%) or more of the votes which all shareholders of the Employer would be entitled to cast in the election of directors of the Employer, or (ii) the sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Employer to a transferee other than Employer or an entity of which a controlling interest is owned by Employer.

12.3	Termination for Cause.  In the event of the
termination of the Employees employment at any time by the Employer for cause, except for a Control Termination, the Employer shall have no obligation to pay the Employee any sums following the termination of his employment.

13.	Death During Employment.  If the Employee dies during
the term of employment, the Employer shall pay to the Employees estate the compensation that would otherwise be payable to the Employee up to the end of the month in which his death occurs. In addition, if Employee qualifies under the terms of the Employers existing life insurance coverage, Employer will provide life insurance on the life of Employee amounting to two and one half (2 1/2) times his annual salary up to a maximum of Three Hundred Thousand Dollars ($300,000.00).

14.	Restricted Covenant.  For a period of three (3) years
after the termination or expiration of this Agreement, the Employee shall not within Berks County or Union County, Pennsylvania, directly or indirectly, own, manage, operate, control, be employed by, participate in, or be connected in any manner with the ownership, management, operation or control of any business similar and competitive to the type of business conducted by the Employer at the time this Agreement terminates. In the event of the Employees actual or threatened breach of this paragraph, the Employer shall be entitled to a preliminary restraining order and injunction restraining the Employee from violating its provisions. Nothing in this Agreement shall be construed to prohibit the Employer from pursuing any other available remedies for such breach or threatened breach, including the recovery of damages from the Employee.

15.	Arbitration.  Any controversy or claim arising out
of, or relating to this Agreement, or its breach, shall be settled by arbitration in the City of Reading in accordance with the then governing rules of the American Arbitration Association. Judgment upon the award rendered may be entered and enforced in any court of competent jurisdiction.

16.	Notices.  Any notice required or desired to be given
under this Agreement shall be deemed given if in writing and sent by certified mail, return receipt requested, to the Employees residence or to the Employers principal office, as the case may be.

17.	Waiver of Breach.  The Employers waiver of a breach
of any provision in this Agreement by the Employee shall not operate or be construed as a waiver of any subsequent breach by the Employee. No waiver shall be valid unless in writing and signed by an authorized officer of the Employer.

18.	Assignment.  The Employee acknowledges that his
services are unique and personal. Accordingly, the Employee may not assign his rights or delegate his duties or obligations under this Agreement. The Employers rights and obligations under this Agreement shall inure to the benefit of, and shall be binding upon, the Employers successors and assigns.

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

CONESTOGA ENTERPRISES, INC.

By
Chairman

Attest
                                      Secretary

                        (SEAL)
                          Joseph J. Laffey

Attachment 10 I         EMPLOYMENT AGREEMENT



	EMPLOYMENT AGREEMENT


AGREEMENT made this     day of           , 1999, between
INFOCORE, INC., a Pennsylvania business corporation, having its principal office in King of Prussia, County of Montgomery and State of Pennsylvania (hereinafter called Employer) and HARRISON H. CLEMENT, JR., of Stafford, Chester County, Pennsylvania (hereinafter called the Employee).

	B A C K G R O U N D:
A.	Employee has been employed by Employer as President
and Chief Executive Officer.

B.	Employer is a wholly owned subsidiary of Conestoga
Enterprises, Inc., a Pennsylvania corporation with its principal place in the Borough of Birdsboro, Berks County, Pennsylvania (Conestoga Enterprises).

C.	Conestoga Enterprises, as the sole shareholder of
Employer, is willing to guarantee that the Employer will carry out the terms and provisions of this Agreement.

	A G R E E M E N T

1.	Employment.  The Employer employs the Employee and
the Employee accepts employment by Employer and its subsidiaries and affiliates, upon the terms and conditions of this Agreement.

2.	Term.  The term of this Agreement shall be three (3)
years commencing on June 1, 1999 and shall terminate on May 31, 2002. It is the intention of the Employer and the Employee that this relationship shall continue beyond the three (3) year period, but either party may terminate the same under the terms hereinafter set forth in this Agreement.

3.	Compensation.
(a)	For all services rendered by the Employee, the
Employer shall (i) pay Employee a base salary of One Hundred Sixteen Thousand Dollars ($116,000.00) per year, payable in equal weekly installments at the end of each week, (ii) include the Employee as a participant in the Employers Executive Incentive Plan, and (iii) include the Employee as a participant in the Employers salaried employees benefit programs. Salary payments shall be subject to withholding and other applicable taxes.

(b)	Employer will review Employees compensation on
an annual basis along with the review of all its management employees.

4.	Duties.  The Employee shall serve as President and
Chief Executive Officer of Employer. The exact responsibilities for the position are set forth in the job description for President and Chief Executive Officer of Employer. A copy of said job description is attached hereto and referred to as Schedule A.

5.	Extent of Services.  The Employee shall devote his
entire time and attention to the Employers business. During the term of this Agreement, the Employee shall not engage in any other business activity, regardless of whether it is pursued for gain or profit. Employee, however, may invest his assets in other companies so long as they do not require the Employees services in the operation of their affairs.

6.	Working Facilities.  The Employee shall have a
private office, stenographic help, a personal computer and other facilities and services that are suitable to his position and appropriate for the performance of his duties.

7.	Disclosure of Information.  The Employee acknowledges
that the list of the Employers customers, as the Employer may determine from time to time, is a valuable, special and unique asset of the Employers business. The Employee shall not, during and after the term of his employment, disclose all or any part of the Employers customer list to any person, firm, corporation, association, or other entity for any reason or purpose. In the event of the Employees breach or threatened breach of this paragraph, the Employer shall be entitled to a preliminary restraining order and an injunction restraining and enjoining the Employee from disclosing all or any part of the Employers customer list to any person, firm, corporation, association, or other entity for any reason or purpose and from rendering any services to any person, firm, corporation, association, or other entity to whom all or any part of such list has been, or is threatened to be, disclosed. In addition to or in lieu of the above, the Employer may pursue all other remedies available to the Employer for such breach or threatened breach, including the recovery of damages from the Employee.

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

11.	Termination for Proper Cause.  Employer may terminate
Employees employment at any time for proper cause. Proper cause for the termination of Employees employment shall be as follows:
(a)	Violation by Employee of the restrictive
covenants set forth in Paragraph 7 hereof;
(b)	Employees disloyal, dishonest or illegal
conduct; or
(c)	Employees willful dereliction of his duties to
Employer.

12.	Severance Compensation.

12.1	General Rule.  Unless the provisions of
Paragraph 12.2 apply, in the event of the termination of the Employees employment by the Employer, other than for cause, prior to the expiration of the three (3) year term referred to in Paragraph 2, the Employer shall be obligated to pay to the Employee, within fifteen (15) days after the date of termination, an amount equal to the greater of:
(i) fifty percent (50%) of the Employees annual salary determined as of the date of termination of employment, or (ii) the aggregate salary otherwise payable to the Employee for the balance of the three (3) year term referred to in Paragraph 2, determined as of the date of termination of employment.

12.2	Change of Control.  If, during the term of this
Agreement, the Employees employment with the Employer is terminated after a change of control, as defined below, (hereinafter called Control Termination), either by the Employee or by the Employer, the Employer shall pay to the Employee the Employees annual salary, determined as of the date of the Control Termination, for a period of three (3) years from and after the date of the Control Termination in such periodic installments as were being paid at the time of the Control Termination. The Employer shall be obligated to make such payment in lieu of, and not in addition to, the Employers payment obligations under Paragraph 12.1. For purposes of this Agreement, a change of control shall be deemed to have occurred in the event of:
(i) the acquisition, directly or indirectly, by any person or entity, or persons or entities acting in concert, whether by purchase, merger, consolidation or otherwise, of voting power over that number of voting shares of the capital stock of either the Employer or Conestoga Enterprises which, when combined with the existing voting power of such persons or entities, would enable them to cast fifty percent (50%) or more of the votes which all shareholders of the Employer or Conestoga Enterprises, respectively, would be entitled to cast in the election of directors of either the Employer or Conestoga Enterprises, or (ii) the sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Employer to a transferee other than Conestoga Enterprises or an entity of which a controlling interest is owned by Conestoga Enterprises.

12.3	Termination for Cause.  In the event of the
termination of the Employees employment at any time by the Employer for cause, except for a Control Termination, the Employer shall have no obligation to pay the Employee any sums following the termination of his employment.

13.	Death During Employment.  If the Employee dies during
the term of employment, the Employer shall pay to the Employees estate the compensation that would otherwise be payable to the Employee up to the end of the month in which his death occurs. In addition, if Employee qualifies under the terms of the Employers existing life insurance coverage, Employer will provide life insurance on the life of Employee amounting to two and one half (2 1/2) times his annual salary up to a maximum of Three Hundred Thousand Dollars ($300,000.00).

14.	Restricted Covenant.  For a period of three (3) years
after the termination or expiration of this Agreement, the Employee shall not within Berks, Union or Montgomery Counties, Pennsylvania, directly or indirectly, own, manage, operate, control, be employed by, participate in, or be connected in any manner with the ownership, management, operation or control of any business similar and competitive to the type of business conducted by the Employer at the time this Agreement terminates. In the event of the Employees actual or threatened breach of this paragraph, the Employer shall be entitled to a preliminary restraining order and injunction restraining the Employee from violating its provisions. Nothing in this Agreement shall be construed to prohibit the Employer from pursuing any other available remedies for such breach or threatened breach, including the recovery of damages from the Employee.

15.	Arbitration.  Any controversy or claim arising out
of, or relating to this Agreement, or its breach, shall be settled by arbitration in the City of Reading in accordance with the then governing rules of the American Arbitration Association. Judgment upon the award rendered may be entered and enforced in any court of competent jurisdiction.

16.	Notices.  Any notice required or desired to be given
under this Agreement shall be deemed given if in writing and sent by certified mail, return receipt requested, to the Employees residence or to the Employers principal office, as the case may be.

17.	Waiver of Breach.  The Employers waiver of a breach
of any provision in this Agreement by the Employee shall not operate or be construed as a waiver of any subsequent breach by the Employee. No waiver shall be valid unless in writing and signed by an authorized officer of the Employer.

18.	Assignment.  The Employee acknowledges that his
services are unique and personal. Accordingly, the Employee may not assign his rights or delegate his duties or obligations under this Agreement. The Employers rights and obligations under this Agreement shall inure to the benefit of, and shall be binding upon, the Employers successors and assigns.

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

INFOCORE, INC.

By
Chairman

Attest
                                      Secretary

INTENDING TO BE LEGALLY BOUND HEREBY, CONESTOGA
ENTERPRISES, INC. hereby guarantees the performance of all of the obligations of and payment of all sums due from Infocore, Inc. under the foregoing Employment Agreement.

CONESTOGA ENTERPRISES, INC.

By
Chairman







Attachment 10 J         EMPLOYMENT AGREEMENT


	AMENDMENT TO EMPLOYMENT AGREEMENT


THIS AMENDMENT TO EMPLOYMENT AGREEMENT made as of the 1st day of June, 1999, by and between CONESTOGA TELEPHONE AND TELEGRAPH COMPANY, a Pennsylvania corporation, having its place of business in Birdsboro, Berks County, Pennsylvania (hereinafter called the Company), and DONALD
R. BREITENSTEIN, an individual residing in Union Township, Berks County, Pennsylvania (hereinafter called Breitenstein).


	W I T N E S S E T H :

WHEREAS, the parties entered into an Employment Agreement dated
March 22, 1989 (the Employment Agreement), providing Breitenstein with certain benefits upon his retirement, disability or death; and WHEREAS, the parties wish to amend the Employment Agreement to change the date of Breitensteins retirement.
NOW THEREFORE, the parties intending to be legally bound, hereby agree as follows:

1.	Paragraph 2 of the Employment Agreement is hereby amended
in its entirety to provide as follows:

2. Payment upon Retirement, Disability or Death. At such time as Breitenstein (1) elects to retire on or after December 31, 2002, from the active and daily service of the Company, (2) becomes so disabled either physically or mentally, prior to attaining retirement age that it becomes necessary to terminate his employment with the Company (hereinafter referred to as Disability or Disabled), or (3) dies at any time during the period of employment covered by this Agreement, the additional compensation of ten percent (10%) of his ususal gross salary, before deductions, for each year that Breitenstein is employed after January 1, 1989, under the terms of this Agreement (prior to his retirement on or after December 31, 2002, disability or death) shall be paid to Breitenstein, or to his estate in the event of his death, in equal monthly installments of 1/120 of the amount of additional compensation accumulated. The installment payments shall commence one (1) month after his retirement on or after December 31, 2002, or after his disability or death, as applicable, and payments for succeeding months shall be paid to Breitenstein, or to his estate in the event of his death, monthly, until all payments due hereunder have been paid. If Breitenstein retires on or after December 31, 2002, or is disabled, or dies in any year, he shall be entitled to compensation of ten percent (10%) on the portion of the year he has worked for the Company. If Breitenstein dies during the period of additional compensation payments, the remaining payments provided for hereunder shall be paid to Breitensteins estate; provided that, if Breitenstein names in a writing submitted to the Company, a beneficiary for such benefits upon his death during such period of additional compensation payment, such remaining payments shall be paid to such beneficiary, if such beneficiary survives Breitenstein, and to such beneficiarys estate if such beneficiary survives Breitenstein but subsequently dies during the period of additional compensation payments. If such beneficiary predeceases Breitenstein, such payments shall be paid to Breitensteins estate. Breitenstein may retire hereunder at any time on or after December 31, 2002. If Breitenstein receives payments hereunder as the result of his Disability and then resumes his employment with the Company, the payments received by him during such period of disability shall be credited against the payments to which he is entitled upon his subsequent retirement on or after December 31, 2002, or disability or death.

2.	Paragraph 5 of the Employment Agreement is amended to
substitute the date December 31, 2002, for December 31, 2005, in the third line thereof.

3.	This Amendment to Employment Agreement shall only amend the
Employment Agreement as specifically provided herein. All of the other terms and conditions of the Employment Agreement shall remain the same and are hereby ratified and affirmed by the parties.
IN WITNESS WHEREOF, the parties hereto have hereunto set their hands and seals the year and day set forth above.

CONESTOGA TELEPHONE AND TELEGRAPH
COMPANY


By
      Chairman


Attest
                                    Secretary



                           (SEAL)
                          Donald R. Breitenstein







EXHIBIT 12
CONESTOGA ENTERPRISES, INC.

STATEMENT RE:  COMPUTATION OF RATIO OF EARNINGS TO
FIXED CHARGES AND PREFERRED STOCK DIVIDENDS


Years Ended December 31,      1999    1998      1997    1996    1995
                                   (In thousands, Except Ratios)

Consolidated pre tax income $ 8,397  $18,937  $17,086 $14,306 $10,907

Undistributed earnings from
    unconsolidated partnerships
    interests                     -        -   (1,345) (1,257)   (660)

Equity in losses from
    unconsolidated partnership
    interests                   350       69        -       -       -

Interest                      2,922    2,984    2,017   1,297     428

Earnings                    $11,669  $21,990  $17,758 $14,346 $10,675

Interest                      2,922  $ 2,984  $ 2,017 $ 1,297 $   428

Preferred stock
  dividends (1)               1,228    1,213    1,234     569       -

Fixed charges and preferred
    stock dividends         $ 4,150  $ 4,197  $ 3,251 $ 1,866 $   428

Ratio                         2.81     5.24     5.46     7.70   24.95


(1)  Preferred stock dividends/(100%   income tax rate)



                                               EXHIBIT 23

CONSENT OF BEARD & COMPANY, INC.



We hereby consent to the incorporation by reference in the Registration Statements (Forms S 8, File No. 333 79503 and File No. 333 41283 and Form S 3, File No. 333 26663) of our report, dated January 31, 2000, relating to the consolidated financial statements of Conestoga Enterprises, Inc. included in its Annual Report (Form 10 K) for the year ended December 31, 1999.


/s/BEARD & COMPANY, INC.


Reading, Pennsylvania
March 27, 2000
Attachment 21E

    SUBSIDIARIES OF CONESTOGA ENTERPRISES, INC.

  1. The Conestoga Telephone and Telegraph Company
     Incorporated August 20, 1902
     Pennsylvania

     Operates   The Conestoga Telephone and Telegraph Company

  2. Buffalo Valley Telephone Company
     Incorporated October 18, 1995
     Pennsylvania

     Operates   Buffalo Valley Telephone Company

  3. Conestoga Communications, Inc.
     Incorporated March 5, 1981
     Pennsylvania

     Operates   Conestoga Communications, Inc.

  4. Conestoga Mobile Systems, Inc.
     Incorporated April 1, 1991
     Pennsylvania

     Operates Conestoga Mobile Systems, Inc.

  5. Conestoga Wireless Company
     Incorporated January 1, 1998
     Pennsylvania

     Operates   Conestoga Wireless Company

  6. Conestoga Investment Corporation
     Incorporated November 27, 1996
     Delaware

     Operates   Conestoga Investment Corporation

  7. Infocore, Inc.
     Incorporated March 3, 1997
     Pennsylvania

     Operates   Infocore, Inc.


     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CONESTOGA ENTERPRISES, INC.

Date   March 31, 2000                   By \s\ Albert H. Kramer
                                           Albert H. Kramer
                                           President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date  3/31/00                   \s\ John R. Bentz
                                    John R. Bentz
                                    Chairman of the Board


Date  3/31/00                   \s\ James H. Murray
                                    James H. Murray
                                    Vice President

Date  3/31/00                   \s\ Kenneth A. Benner
                                    Kenneth A. Benner
                                    Secretary/Treasurer

Date  3/31/00                   \s\ Donald R. Breitenstein
                                    Donald R. Breitenstein
                                    Controller, Chief Accounting
                                    Officer

Date  3/31/00                  \s\ Thomas E. Brown
                                   Thomas E. Brown
                                   Director

Date  3/31/00                  \s\ John M. Sausen
                                   John M. Sausen
                                   Director

Date  3/31/00                  \s\ Richard G. Weidner
                                   Richard G. Weidner
                                   Director

Date  3/31/00                  \s\ Robert M. Myers
                                   Robert M. Myers
                                   Director

Date  3/31/00                  \s\ Jean M. Ruhl
                                   Jean M. Ruhl
                                   Director

 Date 3/31/00                 \s\ Thomas C. Keim
                                  Thomas C. Keim
                                  Vice President Telecom Group

Date  3/31/00                 \s\ Joseph J. Laffey
                                  Joseph J. Laffey
                                  Vice President, Regulatory and
                                   External Affairs

Date  3/31/00                 \s\ Harrison H. Clement, Jr.
                                  Harrison H Clement, Jr.
                                  President, Infocore, Inc.