Form 10-Q
period 2000-03-31
CONESTOGA ENTERPRISES INC
filed 2000-05-15
CIK 854727

FORM 10 Q QUARTERLY REPORT UNDER SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

For quarter ended March 31, 2000
Commission File Number 0 24064

CONESTOGA ENTERPRISES, INC.
(Exact name of Registrant as specified in its charter)

PENNSYLVANIA
(State of Incorporation)

23 2565087
(IRS Employer Number)

202 East First Street, Birdsboro, Pennsylvania  19508
(Address of Principal Executive Offices)

Registrants telephone number, including area code (610) 582 8711

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X    No

  As of March 31, 2000, the number of shares of Common Stock, par value $1.00, outstanding were 7,825,196.

CONESTOGA ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

     March 31, 2000  and December 31, 1999
 ( In Thousands, Except Shares and Per Share Data)

                        ASSETS
                                                             3/31       12/31
                                                             2000        1999*

Current Assets
 Cash and Cash Equivalents                                 $2,629       $2,507
 Accounts receivable, including unbilled
 revenue                                                   11,697       11,449
 Inventories, at average cost                               2,572        2,062
 Prepaid expenses                                           1,428        1,545

           Total Current Assets                            18,326       17,563

Investments and Other Assets
 Cost in Excess of Net Assets of Businesses Acquired       44,612       45,183
 Investments in partnerships                                  303           65
 Investments in equity securities                           2,317        3,724
 Prepaid Pension Costs                                      2,897        2,871
 Other                                                      1,761        2,068

                                                           51,890       53,911

Plant
 In Service                                               183,878      179,993
 Under Construction                                         3,949        3,875
                                                          187,827      183,868
 Less accumulated depreciation                             90,110       87,194
                                                           97,717       96,674
Assets                                                   $167,933     $168,148

    SEE NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
 * 1999 amounts have been restated to include the acquisition of TeleBeam , Inc. recorded as a pooling of interests.


CONESTOGA ENTERPRISES, INC.

   CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

      March 31, 2000  and December 31, 1999
  ( In Thousands, Except Shares and Per Share Data)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                             3/31   12/31
                                                            2000        1999*

Current Liabilities

 Current maturities of long term debt                      $3,001       $3,982
 Notes payable                                              2,745        1,000
 Accounts payable                                           5,141        6,900
 Accrued:
          Taxes                                             1,960        1,290
          Interest                                            194          197
          Payroll & Vacation Pay                            1,004          932
 Advance billings/Customer Deposits                         4,222        2,651

              Total Current Liabilities                    18,267       16,952

Long Term Liabilities
 Long Term Debt, less Current Maturities                   51,500       50,616
 Accrued Post Retirement Cost                               1,121        1,108
 Other                                                      1,323        1,387

                                                           53,944       53,111

Deferred Income Taxes                                      10,263       10,878

Convertible\Redeemable Preferred Stock
 Par value $65 per share; authorized 900,000
 shares; issued and outstanding; 3/31/2000 - 155,479
 12/31/99 -  156,779                                       10,106       10,191

Common Stockholders' Equity
 Common Stock  par value 3/31/2000 $1 per share;
 authorized 3/31/2000  20,000,000 shares;
 Issued 3/31/2000 7,897,580                                 7,898        7,898
 Additional Paid-In Capital                                44,958       44,929
 Retained earnings                                         22,779       24,041
 Net unrealized appreciation on
                   marketable equity securities             1,035        1,667
 Less cost of treasury stock;  3/31/2000  72,384 shares and
        12/31/99  82,225 shares                           (1,317)      (1,519)


                                                           75,353       77,016

      Total Liabilities and Stockholders' Equity         $167,933     $168,148





CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
 THREE MONTHS ENDED MARCH 31, 2000 and 1999
         ( In Thousands, Except Per Share Data)
                                                             2000        1999*

Operating Revenues:
   Local  Services                                         $3,385       $2,932
   Long Distance and Access Services                       12,312       12,838
   Wireless Services                                          673          346
   Equipment and Other                                      5,577        4,437
                                                           21,947       20,553

Operating Expenses:
   Network Operations and Cost of Sales                     9,198        7,977
   Depreciation and Amortization                            4,112        3,764
   Selling, General and Administrative                      7,045        5,680
                                                           20,355       17,421

           Operating Income                                 1,592        3,132
Other Income(Deductions), Net:
    Interest Expense                                      (1,029)      (1,040)
    Income (loss) from unconsolidated
                      partnerships interests                 (86)         (10)
    Gain on Sale of Securities                                807            0
    Other, Net                                                 96          119

                                                            (212)        (931)

        Income Before Income Taxes                          1,380        2,201

Income Taxes                                                  999        1,146


                   Net Income                                $381       $1,055


Basic earnings per common share                            $0.03        $0.12
Diluted earnings per common share                          $0.03        $0.12
Dividends per common share                                 $0.210       $0.203

    * 1999 amounts have been restated to include the acquisition of TeleBeam , Inc. recorded as a pooling of interests.

CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
 THREE MONTHS ENDED MARCH 31, 2000 and 1999
         ( In Thousands, Except Per Share Data)
                                                          2000        1999


  Net Income                                               $381       $1,055
  Unrealized gains on Securities
         Unrealized holding gains (losses)
                              during period                (101)        (142)
        Less: reclassification adjustment
                  for gains included in net income         (531)           0


  Comprehensive Income                                    ($251)        $913




CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
       (in thousands)
                                                           2000        1999
Cash Flows from Operating Activities
  Net Income                                              $381       $1,055
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation  and Amortization                      $4,113       $3,765
    (Income) loss  from unconsolidated partnership
                                        interests           86           10
    Provision for loss of equity securities                 20            0
    Gain on sale of marketable securities                 (807)           0
    Gain on disposal of assets                              (5)           0
    Write-off of loan fees                                 199            0
    Changes in assets and liabilities:
        (Increase) decrease in:
            Accounts Receivable                           (246)      (1,524)
            Material and supplies                         (510)         (55)
            Prepaid expenses                               116       (1,484)
            Prepaid pension costs                          (26)         (23)
            Other Assets                                   (83)         172
        Increase (decrease) in:
            Accounts Payable                            (1,759)        (978)
            Accrued expenses and other current
                      liabilities                        1,640          263
            Accrued taxes                                  670        1,362
            Other liabilities                              (52)        (277)
            Deferred income taxes                         (290)        (165)

         Net cash provided by operating activities       3,447        2,121

Cash Flows From Investing Activities
    Purchase of Plant, net of removal costs and
                                salvage                 (4,390)      (2,773)
    Proceeds from sale of marketable equity securities   1,237            0
    Proceeds from sale of unconsolidated partnership
                                 interest                    0            0
    Capital investments in unconsolidated partnershp
                                           interest       (324)           0

         Net cash used in investing activities          (3,477)      (2,773)

Cash Flows From Financing Activities
   Proceeds from long-term borrowing                       500            0
   Proceeds from short-term borrowing                   13,745          230
   Principal payments on long term borrowing           (12,596)        (251)
   Proceeds from issuance of stock under the
           employee stock purchase plan                     29           24
   Proceeds from issuance of stock under the
           dividend reinvestment plan                      201          229
   Common stock dividends paid                          (1,641)      (1,430)
   Preferred stock redemption                              (85)           0
   Preferred stock dividends paid                           (1)           0
   Purchase of common stock for the treasury                 0            0

         Net cash provided by (used in) financing
                       activities                          152       (1,198)

         Increase (decrease) in cash and cash equivalents  122       (1,850)
Cash and cash equivalents
          Beginning                                      2,507        9,319

          Ending                                        $2,629       $7,469


CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
         ( In Thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                                           2000        1999
   Cash Payments for:
       Interest                                           $979         $972

       Income Taxes                                       $427       $1,286











CONESTOGA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10 Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The December 31, 1999 condensed balance sheet data was derived from audited financial statements, and restated to include the acquisition of TeleBeam, which was accounted for as a pooling of interests. For further information, refer to the consolidated financial statements and footnotes included in Conestogas 1999 Annual Report on Form 10 K.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2: ACQUISITION
    On January 31, 2000 the Company acquired all the outstanding shares of TeleBeam, Inc. including the value of TeleBeams stock options outstanding. The Company issued 734,962 shares to TeleBeam, Inc. shareholders. The transaction is accounted for as a pooling of interests, which accordingly required restatement of the financial statements. All financial information presented for current and prior periods include the results of TeleBeam, Inc.

NOTE 3: EARNINGS PER SHARE
     Per share data are based on the weighted average number of shares outstanding of 7,817,394 and 7,675,289 for 2000 and 1999 respectively. Net income available for the common shareholders was approximately $247,000 and $917,000 for 2000 and 1999 respectively. Net income available for common shareholders differs from net income on the consolidated statement of income by the amount of preferred stock dividends.

	The effect of convertible preferred stock in 2000 and 1999 and the effect of stock options outstanding in 2000 were anti dilutive and therefore excluded from the computation of diluted earnings per share.

NOTE 4: LONG TERM DEBT
 Long term debt is summarized as follows:
              (In thousands)
                                     3/31/00        12/31/99

Series A Senior Note interest payable
quarterly at 6.91%, annual principal
payments of $2,000,000 through June
30, 2000, unsecured                    2,000          2,000

Series B Senior Note interest payable
quarterly at 7.59%, annual principal
payments of $1,454,545 starting
June 30, 2001 through June 30,
2011, unsecured                       16,000         16,000

Promissory note, interest payable
quarterly at 6.89%. Quarterly principal
payments of $250,000 through
February 1, 2002 unsecured.            2,000          2,250

Senior Note interest payable
quarterly at 6.22%, quarterly
principal payments of $750,000
starting May 11, 2001 through
February 11, 2008,
Unsecured                             21,000         21,000

8 Year Term Loan interest payable
Monthly at Wall Street Journal
Prime Rate, unsecured Principal
In full at end of term Mar. 2006       1,500          1,500

Short term note payable to
Bank at March 31, 2000 expected
To be refinanced *                    12,000


Other term loans payable to
Bank at various rates were
Repaid February 1, 2000*                   1         11,848

                                     $54,501        $54,598
     Less current Maturities           3,001          3,982
                                     $51,500        $50,616

* On April 28, 2000, the Company borrowed $20 million 15 year unsecured term loan from a cooperative bank at 7.84%. The Company intends to use a portion of the proceeds to pay $12 million of the short term notes and accordingly the amount has been classified as long term at March 31, 2000. The new loan is to be repaid in 40 equal quarterly principal payments commencing on January 20, 2005. The credit agreement contains provisions which among other things require maintenance of certain financial ratios, limit the amount of additional indebtedness and restrict dividends.

NOTE 5: OPERATING SEGMENTS

Statement of Financial Standards No. 131, Disclosures about
Segments of an Enterprise and Related Information establishes standards for the way that public enterprises report information about operating segments in annual financial statements.

The Company's reportable segments are strategic business units that offer different services. They are managed separately because each business unit requires different technology and marketing strategies. The Company has three reportable segments: Telephone, traditional telephone service provided by CTT and BVT; wireless paging and PCS communication services provided by CWC and CMS; and CLEC and full service inter exchange long distance provided by CCI and TLB. The Other column primarily includes equipment sale and consulting services provided by INF, and corporate related items.

The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on profit or loss from operations before corporate allocations, interest, income taxes and non recurring gains and losses. Transactions occurring between segments are recorded on the same basis as transactions with third parties.

Segment information as of March 31, 2000 and 1999 are as follows:


CONESTOGA ENTERPRISES, INC.
                                              CLEC
                                               and
                                              Long
                        Telephone| Wireless| Distance| Other| Total
                                      ( in thousands )
March 31, 2000:
Operating revenues
from external customers;
   Local Service        $  3,099  $         $  286    $       $3,385
   Long distance and
     access service        7,456             4,858            12,314
   Wireless service                  673                         673
   Equipment and Other     1,904     238       661    2,772    5,575
                          12,459     911     5,805    2,772   21,947
Inter segment operating
  Revenues                   904      30        21               955
Operating profit (loss)    4,651  (2,230)     (616)    (213)   1,592
Total Assets             117,740  31,008    19,593    6,653  174,994
Capital expenditures       2,053   1,884       359       94    4,390

Depreciation and
           Amortization    2,621     919       294      278    4,112


March 31, 1999:
Operating revenues
from external customers;
   Local Service         $ 2,820 $         $  113  $        $ 2,933
   Long distance and
     access service        7,901            4,936            12,837
   Wireless service                  346                        346
   Equipment and Other     1,920     151      587     1,779   4,437
                          12,641     497    5,636     1,779  20,553

Inter segment operating
  Revenues                   644       7       72               723
Operating profit (loss)    5,093  (1,604)    (102)     (255)  3,132
Total Assets             112,443  31,349   19,975     7,609 171,376
Capital expenditures       2,026     447      219        81   2,773
Depreciation and
           Amortization    2,538     674      276       276   3,764

Certain items in the schedule above need to be reconciled to the consolidated financial statements and are provided in the schedules below:

March 31:                     2000              1999
Revenues:
 Total revenue for
 Reportable segments        $ 20,130          $ 19,497
 Other Revenues                2,772             1,779
 Elimination of
 Intersegment revenues          (955)             (723)
Total consolidated revenues $ 21,947          $ 20,553
Total Assets:
 Total assets for
 Reportable segments        $168,341          $ 163,767
 Other assets                  6,653              7,609
 Elimination of
  Intersegment receivables    (7,061)            (3,228)
Total consolidated assets   $167,933          $ 168,148

NOTE 6: OTHER
 Certain items of the March 31, 1999 consolidated financial statements have been restated to conform to the March 31, 2000 financial statements. There was no impact on net income.

  Inventories, at average cost, are both material and supplies used to provide service, and equipment held for resale.

   On May 6, 2000 the shareholders approved an amendment to the Articles of Incorporation to increase the number of authorized common shares from 20 million to 200 million.


MANAGEMENTS DISCUSSION AND ANALYSIS
OF THE QUARTERLY INCOME STATEMENTS

Overview

     During the first quarter of 2000, net income was $381 thousand, or $0.03 per common share, compared to $1.055 million, or $0.12 per common share, in the first quarter of 1999. The financial statements for both periods have been restated to include TeleBeam, which was acquired by the Company on January 31, 2000. The TeleBeam acquisition was accounted for as a pooling of interests. The inclusion of TeleBeams results for the first quarter of 1999 resulted in the decrease of the Companys net income from $0.16 per common share to $0.12 per common share.

The Companys net income was enhanced by the strong operating performances of the local exchange carriers and a gain on the sale of some of its investment securities.

The Companys net income for the first quarter of 2000 was negatively impacted by (i) over $800 thousand in one time acquisition costs associated with the acquisition of TeleBeam; (ii) the operating expenses of Conestoga Wireless Companys wireless telecommunications system, known as Personal Communications Service (PCS), and the operating expenses of the long distance and competitive local exchange services of Conestoga Communications, Inc.

Both Conestoga Wireless Company and Conestoga Communications,
Inc. dramatically increased their revenues and customer bases during the first quarter of 2000 compared to the first quarter of 1999.
During the first quarter of 2000, Conestoga Wireless Company built four new telecommunications towers and began the build out of its PCS system in State College, Pennsylvania. Conestoga Communications, Inc. continued to move its CLEC customers from resale to facilities based service. The access lines in service of the local exchange carriers increased during the first quarter of 2000 by 1,137 to a total of over 80 thousand.


RESULTS OF OPERATIONS

REVENUES
  Operating Revenues:
                                            Increase/(Decrease)
	    				                (in thousands)
     First Quarter Ended
     March 31 2000 compared to March 31 1999

       Local Service                         $  453      15.5%
       Long Distance and Access Service        (526)      4.1%
       Wireless Service                         327      94.5%
       Equipment and Other                    1,140      25.7%
                  Total                      $1,394       6.8%

     The increase in operating revenues during the first quarter of 2000 when compared with the same period of 1999 was due in large part to the increase in revenue from the sale of equipment and related revenue resulting from a large contract for installation of security monitoring systems for a major account. TeleBeams long distance revenues decreased during the first quarter of 2000 from the first quarter of 1999 as the result of its sale of certain long distance assets in the second quarter of 1999. This caused a decrease in the long distance and access revenues of the Company for the period. Operating revenues for the first quarter 2000 were down 3.3% when compared with the fourth quarter of 1999.


Local Service

     The local telephone companies, Conestoga Telephone and Buffalo Valley Telephone, and the CLEC company, Conestoga Communications, contributed to the increase in local service revenue during the first quarter of 2000. The Company had a total of 83,968 access lines in service as of March 31, 2000, including an increase of 1,250 lines during the first quarter of 2000. In addition, the revenue of Conestoga Communications during the first quarter of 2000 was more than double its revenue during the first quarter of 1999.

Long Distance and Access Service

     Long Distance and Access Service revenues are generated by the local telephone companies, Conestoga Telephone and Buffalo Valley Telephone, the CLEC company, Conestoga Communications and TeleBeam.
The growth rate of the access revenues of Conestoga Telephone and Buffalo Valley Telephone decreased during the first quarter of 2000 due to a decline in the rate of growth in the minutes of use on their networks compared to the first quarter of 1999. The interlata minutes of use in their combined systems increased 10.0% during the first quarter of 2000 compared with a 19% increase during the first quarter of 1999. During the first quarter of 2000, Conestoga Telephones access revenues were adversely impacted by adjustments for prior periods through the interlata settlement process of the National Exchange Carriers Association. Intralata competition within Pennsylvania has caused long distance revenue of Conestoga Telephone and Buffalo Valley Telephone to decline. During the first quarter of 2000 the combined long distance revenues of Conestoga Telephone and Buffalo Valley Telephone declined 22.2%, or $272 thousand, the long distance revenues of Conestoga Communications increased 29.6%, or $481 thousand, and the long distance revenues of TeleBeam declined 18.1%, or $612 thousand, compared to the first quarter of 1999.


Wireless Service

     Wireless Service revenue is generated by Conestoga Wireless Companys PCS service and Conestoga Mobile Systems paging service. During the first quarter of 2000, Conestoga Wireless generated $663 thousand in PCS revenue, as compared with $205 thousand during the first quarter of 1999. As of March 31, 2000, Conestoga Wireless had over 11,000 telephones in service, a 14.3% increase over the end of 1999, and 99 telecommunications antenna facilities in service. During the first quarter Conestoga Wireless placed four additional telecommunications antenna facilities into service.

Equipment and Other

     Equipment and Other revenues include the sale and lease of communications equipment, including telephones, PBX equipment, pagers and PCS wireless telephones, by all of the subsidiaries. Billing and collection revenue and directory advertising revenue are also included as revenue of the telephone company subsidiaries. All of the subsidiaries, except Conestoga Telephone, posted increases in their equipment sales during the first quarter of 2000 compared with the first quarter of 1999. Infocore, Inc. increased its equipment revenues 78% due to a contract for the installation of security monitoring systems for a large customer.


EXPENSES:

Operating Expenses
                                            Increase (Decrease)
                   			          (in thousands)
First Quarter Ended
     March 31 2000 compared to March 31 1999

       Network Operations and Cost of Sales  $1,221      15.3%
       Depreciation and Amortization            348       9.2%
       Selling, General and Administrative    1,365      24.0%

                  Total                      $2,934      16.8%

   The 16.8% increase in operating expenses during the first quarter of 2000 over the first quarter of 1999 resulted from expense increases in various segments of the company, including the non telco related costs of expansion and development and certain one time acquisition costs associated with the TeleBeam acquisition. Operating expenses during the first quarter of 2000 were $343 thousand, or 1.7%, less than the fourth quarter of 1999.

Network Operations and Cost of Sales

    The increase in network operations and cost of sales expenses is directly related to the expansion of the commercial operation of the PCS, long distance and the CLEC businesses, as well as the increase in Infocores equipment sales, during the first quarter of 2000. During the first quarter of 2000, Conestoga Wireless cost of service and equipment sold increased 74%, or $524 thousand, Conestoga Communications costs increased 34%, or $505 thousand, and Infocores costs increased 54%, or $794 thousand over the first quarter of 1999. During the first quarter of 2000, Conestoga Telephone and Buffalo Valley Telephone in combination reduced their costs of network operations and sales by 3.9% from the first quarter of 1999.

Depreciation and Amortization

    Depreciation and amortization expenses include charges from all of the subsidiaries. The continuing build out of the wireless PCS infra structure caused the 9.2% increase in depreciation and amortization expenses during the first quarter of 2000 compared to the same period of 1999. During the first three months of 2000 the depreciation expense of Conestoga Wireless was $898 thousand compared with $656 thousand during the first three months of 1999. As of March 31, 2000, Conestoga Wireless's plant in service was $34.437 million, an $8.9 million increase over March 31, 1999. The depreciation expense of the local exchange carriers, Conestoga Telephone and Buffalo Valley Telephone, increased 3.2% or $82 thousand during the first quarter of 2000 when compared with the first quarter of 1999.

Selling, General and Administrative

    The Company and all of its subsidiaries incur selling, general and administrative expenses. Selling expenses include customer care expenses along with advertising and marketing. A large portion of these costs are attributable to the increased customer care expenses incurred by Conestoga Communications for its long distance and CLEC services, which expenses increased from $96 thousand during the first quarter of 1999 to $180 thousand during the first quarter of 2000. The customer
care costs of Conestoga Wireless also increased.   However, the
customer acquisition costs incurred by Conestoga Wireless increased more, totaling $457 thousand during the first quarter of 2000 compared to $202 thousand during the first quarter of 1999. During the first quarter of 2000 Conestoga Telephone incurred sales and marketing costs totaling $372 thousand, double that of the first quarter of 1999, largely due to increased labor costs. The sales and marketing expenses of Conestoga Telephone during the period ending March 31, 2000, were in line with the fourth quarter of 1999.

General and administrative expenses include executive, accounting and finance, information technology expenses, and taxes, other than income. When comparing the first quarter of 2000 with the first quarter of 1999, a large portion of the increase is in labor related costs for additional personnel in the Human Resource Department and the Management Information Department (MIS). Also included in the first quarter of 2000 is $837,000 of one time costs relating to the acquisition of TeleBeam on January 31, 2000.

Other Income (Deductions), Net

    The sale of some of the Companys investment marketable securities during the first quarter of 2000 caused most of the change in this item compared with the first quarter of 1999. The sale of these securities resulted in a before tax gain of $806 thousand. The Company did not have such extraordinary income or gains during the first quarter of 1999.

Income Taxes
                                      Increase/(Decrease)
						     (in thousands)
     First Quarter Ended
     March 31, 2000 compared to
             March 31 1999            $ (147)      12.8%



 Due to the decrease in operating income, income taxes incurred during the first quarter of 2000 were lower than during the first quarter of 1999. The Company's effective tax rate (income tax expense as a percentage of income before income taxes) was 72.4% and 52.1% for the first three months of 2000 and 1999 respectively. The increase in the effective tax rate in 2000 is due primarily to a valuation allowance on state net operating losses and the relationship of nondeductible goodwill amortization and merger costs to pretax income.

NET INCOME

                                     Increase/(Decrease)
						     (in thousands)
     First Quarter Ended
     March 31 2000 compared to
                  March 31 1999       $   (674)    63.9%


    Net income during the first quarter of 2000 was $381 thousand, a decrease of $674 thousand from the first quarter of 1999. This decrease was primarily caused by the additional costs associated with the continued expansions of the PCS, long distance and CLEC businesses. Conestoga Wireless operating loss during the first quarter of 2000 was $2.241 million, compared with $1.600 million during the first quarter of 1999. Conestoga Wireless operating loss during the first quarter of 2000 was 5% less than its operating loss during the fourth quarter of 1999. Conestoga Communications experienced a $25 thousand operating loss for the first quarter of 2000 compared with a $71 thousand operating loss for the first quarter of 1999. Conestoga Communications operating loss during the first quarter of 2000 was 77% less than its operating loss during the fourth quarter of 1999. Conestoga Telephones operating income during the first quarter of 2000 decreased by $672 thousand or 17.5%, compared with the first quarter of 1999 as the result of less revenue and greater expenses. Conestoga Telephones operating income during the first quarter of 2000 declined 10.7% compared with the fourth quarter of 1999.

FINANCIAL CONDITION

 Liquidity and Capital Commitments

    Three Months Ended March 31,        2000         1999
    Cash Flows From (Used In):

	Operating activities             $ 3,447       $ 2,121

	Investing activities             ( 3,477)       (2,773)

	Financing activities                 152        (1,198)

    The Company uses the net cash generated from its operations and from external financing to fund capital expenditures for network expansion and modernization, pay dividends, and invest in new businesses. The Companys sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. The Companys capital requirements for additional development activities during the year 2000 necessitated additional debt or equity financing. Accordingly, on April 28, 2000, the Company entered into a borrowing arrangement for a $35 million, unsecured, 15 year term loan, and a $50 million line of credit to be renewed annually until April 28, 2005. On April 28, 2000, the Company borrowed $20 million of the term loan at 7.84%. The Company anticipates that it will take down the second part of the term loan in the amount of $15 million at 7.86% in August 2000.

Cash Flows From Operating Activities

   The Companys primary source of funds continues to be cash generated from operations. Taking into account net income plus the various adjustments for depreciation and amortization, the cash flows from operating activities in the first quarter of 2000 were $3.4 million. Net income for accounting purposes is decreased by the amortization of the goodwill arising from the acquisitions of Buffalo Valley Telephone and Infocore, and the higher depreciation expense arising from the capital investment in PCS. Amortization and depreciation are non cash expenses, and consequently a source of cash that the Company can use for the capital investments necessary to maintain and upgrade its network and build and develop PCS and its CLEC operations.

Cash Flows Used in Investing Activities

    Capital expenditures are the Companys primary use of cash resources. The Companys capital expenditures during the first quarter of 2000 included $2.1 million for the Companys local exchange operations and $1.9 million for the continued build out of its PCS operations. The Companys capital investments during the first quarter of 2000 were 58% or $1.6 million greater than during the first quarter of 1999. The investments are made to support the Companys businesses in order to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of its networks. Substantial amounts of additional capital will be needed for the remaining build out of the PCS network and for the construction of TeleBeams fiber ring in State College Pennsylvania. The budgeted capital requirements for 2000 for Conestoga Wireless and TeleBeam are $9 million and $12 million respectively. The capital required over the next several years to complete the current phases of the Conestoga Wireless and TeleBeam systems and to maintain state of the art telephone facilities could require additional funding from (1) internal sources, (2) long term debt (the $50 million line of credit facility), or(3) the issuance of additional common stock or a combination of the three.

Cash Flows Used in Financing Activities

    As in prior years, dividend payments are a significant use of capital resources. In the first quarter of 2000 the Company paid common stock dividends totaling $1.641 million. During the first three months of 2000, 1,300 shares of preferred stock were redeemed for cash.

    During the first quarter of 2000, $596 thousand was paid on principal of long term debt in accordance with the Company's long term debt obligations, and the Company used $12 million of short term debt to pay down the TeleBeam $12 million long term debt.

    During the first quarter of 2000, the Companys line of credit with a local bank was increased from $5 million to $10 million and the total lines of credit available to the Company in addition to the $50 million line mentioned above now total $20 million. The Company borrowed against its lines of credit during the first quarter of 2000.

Equity Investments

	The Company continues to invest in the future of the telecommunications industry through ownership of publicly traded stock of other telecommunication companies. Management views this investment as a source of future liquidity. During the first quarter of 2000 the Company sold a portion of its investment portfolio and will most likely sell the balance during the year. The proceeds from the sale during the first quarter was $1.2 million.

   The Companys long term debt obligations are unsecured, but impose certain financial covenants upon the company including, but not limited to, restrictions upon types of investments, the amount of dividends paid, and the incurrence of additional debt by the Company and its subsidiaries. The Company is currently in compliance with all loan covenants.

OTHER FACTORS:

PCS SERVICE:

   Conestoga Wireless is the provider of the Companys digital wireless telecommunications services. As of March 31, 2000 it had 99 base stations in service throughout the Reading, Sunbury and Williamsport areas. Conestoga Wireless plans to put an additional 34 base stations into service during 2000, to augment coverage in those markets and to expand into the State College, Pennsylvania area.

	Conestoga Wireless holds licenses to provide wireless services known as Personal Communication Services (PCS) in the C and D block radio spectrums. The Basic Trading Areas in which Conestoga Wireless holds licenses are Reading, Pottsville, Sunbury, Williamsport, and State College, covering ten counties in Pennsylvania.

Regulated Industry

      Conestoga Telephone and Buffalo Valley Telephone are subject to a rate making process regulated jointly by the Pennsylvania Public Utility Commission and the Federal Communications Commission called rate of return regulation. An amendment to the Pennsylvania Public Utility Act passed in 1993, provides for streamlined rate regulation and a method for determining rates other than the rate of return regulation and procedures for the state jurisdiction. This new regulation referred to as Chapter 30, provides a price stability mechanism in which a telephone companys annual revenues from non competitive services may be permitted to change in line with the gross domestic producer price index, minus a productivity offset, with no limitation on earnings by the regulated company. In order for the Company to avail itself of the procedures permitted by Chapter 30, Conestoga Telephone and Buffalo Valley Telephone must commit to
providing universal broadband services by 2015.   Both Companies filed
Chapter 30 Plans in July 1998 and approval is expected in July 2000.

      The telecommunication industry continues to undergo fundamental changes, which may have a significant impact on financial performance. The Federal Telecommunications Act of 1996, creates a regulatory environment that encourages competition. As rural companies, Conestoga Telephone and Buffalo Valley Telephone are exempt from many of the most onerous aspects of competition unless prospective competitors can pass a public interest standard and agree to offer service throughout the telephone companies territories. In addition, in March 1998 Conestoga Telephone and Buffalo Valley Telephone received approval by the Pennsylvania Public Utility Commission of a petition that has significantly strengthened the companies competitive position relative to non facilities based competition. However, facilities based competition is not precluded.

      Management believes that competition will continue to bring many new opportunities for the local exchange companies. Management is endeavoring to position the Company to take advantage of these opportunities as they arise and remains optimistic about the future. During 1999 Conestoga Communications significantly grew its long distance business both in the Conestoga Telephone and Buffalo Valley Telephone franchise territories, as well as surrounding areas. In addition Conestoga Communications competitive local telephone business became operational in 1998 and began offering service in Bell Atlantics franchise territory. Strong growth in this business segment was experienced in 1999 and is expected to continue in 2000.

Forward Looking Statements

    Information contained in this Managements Discussion and Analysis and elsewhere in this quarterly report with respect to expected financial results and future events and trends is forward looking, based on our estimates and assumptions and subject to risks and uncertainties. For those statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

         NONE


ITEM 6(B) EXIBITS AND REPORTS ON FORM 8 K

         NONE












CONESTOGA ENTERPRISES, INC.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE  May 15, 2000             \s\ Albert H Kramer
                                     Albert H Kramer
                                     President


DATE  May 15, 2000             \s\ Donald R Breitenstein
                                    Donald R Breitenstein
                                    Sr. Vice President/
                                    Chief Financial Officer