Form 10-Q
period 2000-06-30
CONESTOGA ENTERPRISES INC
filed 2000-08-09
CIK 854727

FORM 10 Q QUARTERLY REPORT UNDER SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

For quarter ended June 30, 2000
Commission File Number 0 24064

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

     Yes  X    No

  As of June 30, 2000, the number of shares outstanding of Common
Stock, par value $1.00, were 7,840,072.



CONESTOGA ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS ( UNAUDITED )
June 30, 2000  and December 31, 1999
(In Thousands, Except Shares and Per Share Data)

                    ASSETS
                                               6/30    12/31
                                                2000    1999*
    Current Assets

      Cash and Cash Equivalents               $3,922  $2,507
      Accounts receivable, including unbilled
       revenue                                11,475  11,449
      Inventories, at average cost             2,415   2,062
      Prepaid expenses                         2,510   1,545

                 Total Current Assets         20,322  17,563

     Investments and Other Assets
       Cost in Excess of Net Assets of Businesses
          Acquired                            44,204  45,183
       Investments in partnerships               152      65
       Investments in equity securities        1,063   3,724
       Prepaid Pension Costs                   2,937   2,871
       Other                                   1,998   2,068

                                              50,354  53,911

     Plant
       In Service                            189,036 179,993
       Under Construction                      6,878   3,875

                                             193,014 183,868
       Less accumulated depreciation          93,097  87,194

                                              99,917  96,674


Total Assets                                $173,493 $168,148


    SEE NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
    * 1999 amounts have been restated to include the acquisition of TeleBeam, Inc. recorded as a pooling of interests.



CONESTOGA ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS ( UNAUDITED )
June 30, 2000  and December 31, 1999
(In Thousands, Except Shares and Per Share Data)

LIABILITIES AND STOCKHOLDERS EQUITY
                                               6/30    12/31
                                               2000    1999*

Current Liabilities

   Current maturities of long term debt       $3,206  $3,982
   Current liability under capital lease          90       0
   Notes payable                               2,500   1,000
   Accounts payable                            3,379   6,900
   Accrued:
             Taxes                             2,592   1,290
             Interest                            452     197
             Payroll & Vacation Pay            1,216     932
   Advance billings/Customer Deposits          3,735   2,651

                 Total Current Liabilities    17,170  16,952

Long Term Liabilities
   Long term debt, less current maturities 57,045 50,616 Liability under capital lease,
              less current  maturities         2,810       0
   Accrued post retirement cost                1,127   1,108
   Other                                       1,070   1,387

                                              59,242  53,111

Deferred Income Taxes                          9,786  10,878

Convertible\Redeemable Preferred Stock
   Par value $65 per share; authorized 900,000
   shares; issued and outstanding; 6/30/2000
    - 155,073    12/31/99 -  156,779          10,080  10,191

Common Stockholders' Equity
  Common Stock  par value $1 per share;
  authorized   6/30/2000  200,000,000 shares;
  12/31/1999 20,000,000;  Issued 7,897,914     7,898   7,898
  Additional Paid-In Capital                  44,938  44,929
  Retained earnings                           22,220  24,041
  Net unrealized appreciation on marketable
     equity securities                           419   1,667
  Less cost of treasury stock;  6/30/2000
  57,842 shares and 12/31/99  82,225 shares   (1,070) (1,519)


                                              74,405  77,016

Total Liabilities and Stockholders Equity   $170,593 $168,148




CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2000 and 1999
   (In Thousands, Except Per Share Data)

                                  THREE MONTHS ENDED   SIX MONTHS ENDED
                                       2000    *1999   2000    *1999

Operating Revenues:
    Local  Services                   $3,572  $2,988  $6,957  $5,920
    Long Distance & Access Services   12,133  12,913  24,445  25,751
    Wireless Services                    807     485   1,480     795
    Equipment and Other                5,512   5,420  11,089   9,893

                                      22,024  21,806  43,971  42,359

Operating Expenses:
    Network Operations and Cost
      of Sales                         8,983   8,683  18,181  16,660
    Depreciation and Amortization      4,039   3,674   8,151   7,438
    Selling, General and
      Administrative                   6,208   5,952  13,253  11,632

                                      19,230  18,309  39,585  35,730

                Operating Income       2,794   3,497   4,386   6,629

Other Income(Deductions), Net:
    Interest Expense                  (1,052) (1,029) (2,081) (2,069)
    Loss from unconsolidated
      partnership interest              (151)    (23)   (237)    (33)
    Gain on Sale of Securities           990       0   1,797       0
    Other, Net                           (10)    131      86     249

                                        (223)   (921)   (435) (1,853)

        Income Before Income Taxes     2,571   2,576   3,951   4,776

Income Taxes                           1,211   1,317   2,210   2,463

                   Net Income         $1,360  $1,259  $1,741  $2,313


Basic earnings per common share        $0.16   $0.14   $0.19   $0.26
Diluted earnings per common share      $0.16   $0.14   $0.19   $0.26
Dividends per common share             $0.210  $0.210  $0.420  $0.413

    * 1999 amounts have been restated to include the acquisition of TeleBeam, Inc. recorded as a pooling of interests.




CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 and 1999
(In Thousands, Except Per Share Data)
                                                2000    1999

  Net Income                                   $1,741  $2,313
  Unrealized gains on Securities
       Unrealized holding gains
          during period                           (62)    251
        Less: reclassification adjustment
           for gains included in net income    (1,186)      0


  Comprehensive Income                         $  493  $2,564




CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
       (in thousands)
                                                 2000    1999
Cash Flows from Operating Activities
    Net cash provided by operating activities  $5,616  $7,191

Cash Flows From Investing Activities
    Purchase of Plant, net of removal costs
      and salvage                             (10,319) (7,205)
    Proceeds from sale of marketable equity
      securities                                2,487       0
    Proceeds from sale of unconsolidated
      partnership interests                         0       0
    Capital investments in unconsolidated
      partnership interests                      (324)      0

       Net cash used in investing activities   (8,156) (7,205)

Cash Flows From Financing Activities
   Proceeds from long-term borrowing           20,000       0
   Proceeds from short-term borrowing (net)     1,500     727
   Principal payments on long term borrowing  (14,346) (3,212)
   Proceeds from issuance of stock                 61     600
   Proceeds from issuance of stock under the
           dividend reinvestment plan             403     438
   Common stock dividends paid                 (3,285) (2,909)
   Preferred stock redemption                    (111)   (159)
   Preferred stock dividends paid                (267)   (275)
   Purchase of common stock for the treasury        0       0

         Net cash provided by (used in) financing
           activities                           3,955  (4,790)

         Increase (decrease) in cash and cash
           equivalents                          1,415  (4,804)
Cash and cash equivalents
          Beginning                             2,507   9,319

          Ending                                3,922   4,515




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Payments for:
       Interest                                $1,826  $2,082

       Income Taxes                             2,135   2,256











CONESTOGA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10 Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The December 31, 1999 condensed balance sheet data was derived from audited financial statements, and restated to include the acquisition of TeleBeam, Inc. which was accounted for as a pooling of interests. For further information, refer to the consolidated financial statements and footnotes included in Conestogas 1999 Annual Report on Form 10 K.

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

NOTE 3: EARNINGS PER SHARE

Per share data for the six months ended June 30, 2000 and 1999 are based on the weighted average number of shares outstanding of 7,823,485 and 7,756,965 for 2000 and 1999 respectively. Net income available for the common shareholders was approximately $1,474,000 and $2,037,000 for 2000 and 1999 respectively. Per share data for the three months ended June 30, 2000 and 1999 are based on the weighted average number of shares outstanding of 7,829,315 and 7,774,338 for 2000 and 1999, respectively. Net income available for the common shareholders was approximately $1,227,000 and $1,120,000 for 2000 and 1999 respectively. Net income available for common shareholders differs from net income on the consolidated statement of income by the amount of preferred stock dividends.

     The effect of convertible preferred stock in 2000 and 1999 and the effect of stock options outstanding in 2000 were anti dilutive and therefore excluded from the computation of diluted earnings per share.

NOTE 4: LONG TERM DEBT

Long term debt is summarized as follows:
              (In thousands)
                                     6/30/00        12/31/99

Series A Senior Note interest payable
quarterly at 6.91%, annual principal
payments of $2,000,000 through June
30, 2000, unsecured                      0            2,000

Series B Senior Note interest payable
quarterly at 7.59%, annual principal
payments of $1,454,545 starting
June 30, 2001 through June 30,
2011, unsecured                       16,000         16,000

Promissory note, interest payable
quarterly at 6.89%. Quarterly principal
payments of $250,000 through
February 1, 2002 unsecured.            1,750          2,250

Senior Note interest payable
quarterly at 6.22%, quarterly
principal payments of $750,000
starting May 11, 2001 through
February 11, 2008,
Unsecured                             21,000         21,000

8 Year Term Loan interest payable
monthly at Wall Street Journal
Prime Rate, unsecured principal due
in full at end of term March 2006       1,500          1,500


15 year term loan interest payable
quarterly at 7.84%, quarterly
principal payments of $500,000
starting January 20, 2005 through
October 20, 2014, Unsecured           20,000              0


Other term loans payable to
Bank at various rates                      1         11,848

                                     $60,251        $54,598
     Less current Maturities           3,206          3,982
                                     $57,045        $50,616

On April 28, 2000, the Company borrowed $20 million of the term loan at 7.84%. The Company anticipates that it will take down the second part of the term loan in the amount of $15 million at 7.86% in August 2000. During the first six months of 2000 the Companys line of credit with a local bank was increased from $5 million to $10 million.

NOTE 5: STOCK OPTION PLAN

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

On June 1, 2000, 109,000 options were granted to employees of the Company at an exercise price of $17.48 per share, with a vesting period of three years. No shares are exercisable as of June 30, 2000. The remaining contractual life of the options is 9.9 years.

The Company applies APB Opinion 25 and related interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Companys stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by FASB Statement No. 123, there would have been no significant impact to the Companys net income or earnings per share.


NOTE 6: OPERATING SEGMENTS

Statement of Financial Standards No. 131, Disclosures about
Segments of an Enterprise and Related Information establishes standards for the way that public enterprises report information about operating segments in annual financial statements.

The Companys reportable segments are strategic business units that offer different services. They are managed separately because each business unit requires different technology and marketing strategies. The Company has three reportable segments: Telephone - traditional telephone service provided by CTT and BVT; wireless paging and PCS communication services provided by CWC and CMS; and CLEC and full service inter exchange long distance provided by CCI and TLB. The Other column primarily includes equipment sale and consulting services provided by INF, and corporate related items.

The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on profit or loss from operations before corporate allocations, interest, income taxes and non recurring gains and losses. Transactions occurring between segments are recorded on the same basis as transactions with third parties.

Segment information as of June 30, 2000 and 1999 are as follows:


                                              CLEC
                                               and
                                              Long
                        Telephone  Wireless  Distance  Other  Total
                                      ( in thousands )
Six months ended
June 30, 2000:
Operating revenues
from external customers;
   Local Service        $  6,371  $         $  586    $       $6,957
   Long distance and
     access service       14,996             9,450            24,446
   Wireless service                1,480                       1,480
   Equipment and Other     3,974     449     1,371    5,294   11,088
                          25,341   1,929    11,407    5,294   43,971
Inter segment operating
  Revenues                 1,765      54        49             1,868
Operating profit (loss)    9,794  (4,373)     (835)    (200)   4,386
Total Assets             115,236  35,086    23,210    8,750  182,282
Capital expenditures       5,825   3,134     1,273       87   10,319


CONESTOGA ENTERPRISES, INC.

                                              CLEC
                                               and
                                              Long
                        Telephone  Wireless  Distance  Other  Total
                                      ( in thousands )


Depreciation and
           Amortization    5,258   1,859       602      432    8,151

Six months ended
June 30, 1999:
Operating revenues
from external customers;
   Local Service         $ 5,646 $     0    $  274  $     0  $ 5,920
   Long distance and
     access service       15,932       0     9,819        0   25,751
   Wireless service            0     795         0        0      795
   Equipment and Other     4,027     370     1,426    4,070    9,893
                          25,605   1,165    11,519    4,070   42,359

Inter segment operating
  Revenues                 1,299      14      143         0    1,456
Operating profit (loss)   10,896  (3,622)    (226)     (419)   6,629
Total Assets             111,970  31,240   20,094     9,171  172,475
Capital expenditures       5,262   1,245      472       226    7,205
Depreciation and
           Amortization    4,949   1,379      558       552    7,438


Certain items in the schedule above need to be reconciled to the consolidated financial statements and are provided in the schedules below:

                                Six Months Ended
                            June 30           June 30
                              2000              1999
Revenues:
 Total revenue for
 Reportable segments        $ 40,545          $ 39,745
 Other Revenues                5,294             4,070
 Elimination of
 Intersegment revenues        (1,868)           (1,456)
Total consolidated revenues $ 43,971          $ 42,359
Total Assets:
 Total assets for
 Reportable segments        $174,422          $ 163,304


                                Six Months Ended
                            June 30           June 30
                              2000              1999

 Other assets                  8,750              9,171
 Elimination and
      adjustments             (9,679)            (5,536)
Total consolidated assets   $173,493          $ 166,939

NOTE 7: OTHER
 Certain items of the June 30, 1999 consolidated financial statements have been restated to conform to the June 30, 2000 financial statements. There was no impact on net income.

  Inventories, at average cost, are both material and supplies used to provide service, and equipment held for resale.

   On May 6, 2000 the shareholders approved an amendment to the Articles of Incorporation to increase the number of authorized common shares from 20 million to 200 million.

   During the second quarter of 2000, the Company began leasing a building under a long-term capital lease agreement. The agreement provides for monthly rentals of approximately $24,000 for the next twenty years.

MANAGEMENTS DISCUSSION AND ANALYSIS
OF THE QUARTERLY INCOME STATEMENTS

Overview

     During the second quarter of 2000, the Companys net income was $1.360 million or $0.16 per common share, compared to $381 thousand, or $0.03 per common share in the first quarter of 2000 and $1.259 million or $0.14 per common share for the second quarter of 1999. The financial statements for 1999 have been restated to include TeleBeam, Incorporated (TeleBeam) which was acquired by the Company on January 31, 2000. The TeleBeam acquisition was accounted for as a pooling of interests. Inclusion of TeleBeams results for the first six months of 1999 resulted in the decrease of the Companys net income from $0.35 per common share to $0.26 per common share.

The Companys net income during the first six months was enhanced by the $1.8 million before tax gains from the sale of some of the Companys investment securities. The local exchange carriers operating performance during the period, though strong, was 10% less than the first six months of 1999.

The Companys net income for the first six months of 2000 was negatively impacted by (i) over $800 thousand in one time acquisition costs associated with the acquisition of TeleBeam, (ii) the operating losses of Conestoga Wireless Companys wireless telecommunications system, known as Personal Communications Service (PCS), and (iii) the operating losses of the long distance and competitive local exchange services of Conestoga Communications, Inc.

Both Conestoga Wireless Company and Conestoga Communications,
Inc. dramatically increased their revenues and customer bases during the first six months of 2000 compared to the first six months of 1999. During the second quarter of 2000, Conestoga Wireless Company built three new telecommunications towers bringing the total towers added during the year to seven. Conestoga Wireless Company is progressing with its build out of its PCS system in State College, Pennsylvania. Conestoga Communications, Inc. continued to move its CLEC customers from resale to facilities based service, and grew its CLEC customer base 17% or over 600 lines during the first six months of 2000. The access lines in service of the local exchange carriers increased during the first six months of 2000 by 1,610 to a total of 80,479.


RESULTS OF OPERATIONS

REVENUES
  Operating Revenues:
                                            Increase/(Decrease)
		    				            (in thousands)
     Second Quarter Ended
     June 30 2000 compared to June 30 1999

       Local Service                         $  584      19.5%
       Long Distance and Access Service        (780)     (6.0%)
       Wireless Service                         535     110.3%
       Equipment and Other                     (121)     (2.2%)

                  Total                      $  218       1.0%


     Six Months Ended
     June 30 2000 compared to June 30 1999

       Local Service                         $1,037      17.5%
       Long Distance and Access Service      (1,306)     (5.1%)
       Wireless Service                         862     103.7%
       Equipment and Other                    1,019      10.3%

                  Total                      $1,612       3.8%


     The increase in operating revenues during the second quarter of 2000 when compared with the same period of 1999 was due to the increase in local service revenues of the telephone companies (partially due to a rate increase), and of the competitive local exchange carrier, Conestoga Communications, Inc. (Conestoga Communications). The Companys Equipment and related revenue declined in part as a result of the completion of a large contract for installation of security monitoring systems for a major account during the first quarter of 2000. The decrease in access and long distance revenues is due to TeleBeams sale of certain long distance assets in the second quarter of 1999, increased competition, and to a reduction of the telephone companies access and long distance rates. Operating revenues for the second quarter of 2000 increased .4% when compared with the first quarter of 2000.

Local Service

     The local telephone companies, Conestoga Telephone and Telegraph Company (Conestoga Telephone) and Buffalo Valley Telephone Company (Buffalo Valley Telephone), and the CLEC company, Conestoga Communications, contributed to the increase in local service revenue during the second quarter of 2000. The local service rates of Conestoga Telephone and Buffalo Valley Telephone increased during the second quarter of 2000 as a result of the Pennsylvania Public Utility Commissions Global Order. The Company had a total of 85,254 access lines in service as of June 30, 2000, including an increase of 2,536 lines during the first six months of 2000. In addition, the revenue of Conestoga Communications during the second quarter of 2000 was more than double its revenue during the second quarter of 1999.

Long Distance and Access Service

     Long Distance and Access Service revenues are generated by the incumbent local telephone companies, Conestoga Telephone and Buffalo Valley Telephone, and competitive local telephone companies, Conestoga Communications and TeleBeam. The growth rate of the access revenues of Conestoga Telephone and Buffalo Valley Telephone decreased during the first six months of 2000 due to a decline in the rate of growth in the minutes of use on their networks compared to the first six months of 1999, and to the Global Order which decreased long distance and access rates in the second quarter of 2000. The interlata minutes of use in their combined systems increased 8.3% during the first six months of 2000 compared with an 18% increase during the same period of 1999. During the first quarter of 2000, Conestoga Telephones access revenues were adversely impacted by adjustments for prior periods through the interlata settlement process of the National Exchange Carriers Association. Intralata competition within Pennsylvania has caused long distance revenue of Conestoga Telephone and Buffalo Valley Telephone to decline. During the first six months of 2000 the combined long distance revenues of Conestoga Telephone and Buffalo Valley Telephone declined 26.3%, or $612 thousand, the long distance revenues of Conestoga Communications increased 18.3%, or $643 thousand, and the long distance revenues of TeleBeam declined 17.2%, or $1.107 million, compared to the first six months of 1999.

Wireless Service

     Wireless Service revenue is generated by Conestoga Wireless Companys PCS service and Conestoga Mobile Systems paging service. During the second quarter of 2000, Conestoga Wireless generated $762 thousand in PCS revenue, as compared with $341 thousand during the second quarter of 1999, and for the six month periods PCS revenues were $1.426 million and $545 thousand respectively. As of June 30, 2000, Conestoga Wireless had over 12,000 subscribers, a 23.1% increase over the end of 1999, and 102 telecommunications antenna facilities in service. During the first six months of 2000 Conestoga Wireless placed seven additional telecommunications antenna facilities into service.

Equipment and Other

     Equipment and Other revenues include the sale and lease of communications equipment, including telephones, PBX equipment, pagers and PCS wireless telephones, by all of the subsidiaries. Billing and collection revenue and directory advertising revenue are also included as revenue of the telephone company subsidiaries. All of the subsidiaries, except Conestoga Telephone, posted increases in their equipment sales during the first six months of 2000 compared with the same period of 1999. Infocore, Inc. increased its equipment revenues 41% due to a contract for the installation of security monitoring systems for a large customer, which began in the second quarter of 1999 and was completed during the second quarter of 2000.


CONESTOGA ENTERPRISES, INC.

EXPENSES:

Operating Expenses
                                            Increase (Decrease)
                                               (in thousands)
Second Quarter Ended
     June 30 2000 compared to June 30 1999

       Network Operations and Cost of Sales  $  300       3.5%
       Depreciation and Amortization            365       9.9%
       Selling, General and Administrative      256       4.3%

                  Total                      $  921       5.0%


Six Months Ended
     June 30 2000 compared to June 30 1999

       Network Operations and Cost of Sales  $1,521       9.1%
       Depreciation and Amortization            713       9.6%
       Selling, General and Administrative    1,621      13.9%

                  Total                      $3,855      10.8%


   The 5.0% increase in operating expenses during the second quarter of 2000 over the second quarter of 1999 resulted from expense increases in various segments of the company. Conestoga Telephones operating expenses increased 11% due to increased selling general and administrative costs that are mostly labor related. The non telco related costs of expansion and development also added to the increase. In addition for the first six months certain one time acquisition costs associated with the TeleBeam acquisition were included. Operating expenses during the second quarter of 2000 were $1.125 million or 5.5%, less than the first quarter of 2000.

Network Operations and Cost of Sales

    The increase in network operations and cost of sales expenses is directly related to the expansion of the commercial operation of the PCS, long distance and CLEC businesses, as well as the increase in Infocores equipment sales, during the first six months of 2000. During the second quarter of 2000, Conestoga Communications cost of service increased 31%, or $501 thousand, and Infocores costs increased 9%, or $178 thousand, over the second quarter of 1999. During the same period of 2000, Conestoga Telephone and Buffalo Valley Telephone in combination increased their costs of network operations and sales by 2% and TeleBeams costs were lower by 10% from the second quarter of 1999. In total, network and cost of operations expenses, in the second quarter of 2000, were 2% less than the first quarter.

Depreciation and Amortization

    Depreciation and amortization expenses include charges from all of the subsidiaries. The continuing build out of the wireless PCS infrastructure caused most of the 9.9% increase in depreciation and amortization expenses during the second quarter of 2000 compared to the same period of 1999. During the second quarter of 2000 the excess of the purchase price over the fair value of net assets from the Infocore merger in 1997 was completely amortized. During the first six months of 2000 the depreciation expense of Conestoga Wireless was $1.822 million compared with $1.343 during the first six months of 1999. The depreciation expense of the local exchange carriers, Conestoga Telephone and Buffalo Valley Telephone, increased 6.2%, or $307 thousand, during the first six months of 2000 when compared with the
first six months of 1999.   Depreciation expense was relatively even
during the second quarter 2000 when compared with the first quarter.


Selling, General and Administrative

    The Company and all of its subsidiaries incur selling, general and administrative expenses. Selling expenses include customer care expenses along with advertising and marketing. General and administrative expenses include executive, accounting and finance, information technology expenses, and taxes other than income. When comparing the second quarter 2000 with the second quarter of 1999 Conestoga Telephones costs were up 18%, or $404 thousand, mostly in labor related charges in sales and marketing and management information, but were in line with the first quarter of 2000. Conestoga Wireless also incurred increased costs during these periods mostly in customer acquisition costs. Conestoga Wireless selling general and administrative expenses increased 60.4%, or $365 thousand, during the second quarter 2000 over the second quarter of 1999, and 16.7%, or $138 thousand, over than the first quarter of 2000.

    When comparing the first six months of 2000 with the first six months of 1999, a large portion of the increase is in labor related costs for additional personnel in Sales and Marketing, Human Resource and the Management Information Departments. Also included in the first six months of 2000 is $837,000 of one time costs relating to the acquisition of TeleBeam on January 31, 2000.

Other Income (Deductions), Net

    The change in other income (deductions) was mostly impacted by the sale of some of the Companys investment in marketable securities during the first six months of 2000. The sale of these securities resulted in a before tax gain of $1.797 million. The Company did not sell any securities during the first six months of 1999.

Income Taxes
                                          Increase/(Decrease)
                                            (in thousands)
Second Quarter Ended
     June 30 2000 compared to June 30 1999

                                         $ (106)       (8.0%)

Six Months Ended
     June 30 2000 compared to June 30 1999

                                         $ (253)      (10.3%)


    Due to the decrease in operating income, income taxes incurred during the second quarter and the first six months of 2000 were lower than during the same two periods of 1999. The Companys effective tax rate (income tax expense as a percentage of income before income taxes) was 55.9% and 51.6% for the first six months of 2000 and 1999 respectively. The increase in the effective tax rate in 2000 is due primarily to a valuation allowance on state net operating losses and the relationship of nondeductible goodwill amortization and merger costs to pretax income. The second quarter 2000 effective tax rate was 47.1% compared with 72.4% for the first quarter (which included the nondeductible merger costs).


NET INCOME

                                           Increase/(Decrease)
                                              (in thousands)
 Second Quarter Ended
     June 30 2000 compared to June 30 1999

                                         $  101        8.0%

 Six Months Ended
     June 30 2000 compared to June 30 1999
                                         $(572)        (24.7%)


    Net income during the second quarter of 2000 was $1.360 million compared with $1.259 million for the second quarter of 1999 an increase of $101 thousand or 8%. Net income for the first six months of 2000 was $1.741 million compared with $2.313 million for the first six months of 1999. This decrease was primarily caused by the additional costs associated with the continued expansions of the PCS, long distance and CLEC businesses, and the one time merger costs. Net income for the six months ending on June 30, 2000, includes a $1.186 million after tax gain on the sale of investment securities. Conestoga Wireless operating loss during the second quarter of 2000 was $2.185 million, compared with $2.032 million during the second quarter of 1999. Conestoga Wireless operating loss during the second quarter of 2000 was 2.5% less than its operating loss during the first quarter of 2000. Its operating loss for the first six months of 2000 was $4.426 million. Conestoga Communications experienced a $229 thousand operating loss for the second quarter of 2000 compared with a $5 thousand operating loss for the second quarter of 1999. Conestoga Communications operating loss during the first six months of 2000 was $254 thousand. Conestoga Telephones operating income during the second quarter of 2000 decreased $596 thousand, or 14.2%, from the second quarter of 1999, the result of less revenue and greater expenses; but its operating income was 13.1%, or $417 thousand, better than the first quarter of 2000. Conestoga Telephones operating income during the first six months of 2000 declined 15.8% compared to the first six months of 1999.


FINANCIAL CONDITION

 Liquidity and Capital Commitments

    Six Months Ended June 30,              2000         1999
    Cash Flows From (Used In):

	Operating activities             $ 5,616       $ 7,191

	Investing activities              (8,156)       (7,205)

	Financing activities               3,955        (4,790)

    The Company uses the net cash generated from its operations and from external financing to fund capital expenditures for network expansion and modernization, pay dividends, and invest in new businesses. The Companys sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. The Companys capital requirements for additional development activities during the year 2000 necessitated additional debt financing. Accordingly, on April 28, 2000, the Company entered into a borrowing arrangement for a $35 million, unsecured, 15 year term loan, and a $50 million line of credit to be renewed annually until April 28, 2005. On April 28, 2000, the Company borrowed $20 million of the term loan at 7.84%. The Company anticipates that it will take down the second part of the term loan in the amount of $15 million at 7.86% in August 2000.

Cash Flows From Operating Activities

   The Companys primary source of funds continues to be cash generated from operations. Taking into account net income plus the various adjustments for depreciation and amortization, the cash flows from operating activities in the second quarter of 2000 were $2.2 million, and for the six month period were $5.6 million. Net income for accounting purposes is decreased by the amortization of the goodwill arising from the acquisitions of Buffalo Valley Telephone and Infocore, and the higher depreciation expense arising from the capital investment in PCS. Amortization and depreciation are non cash expenses, and consequently a source of cash that the Company can use for the capital investments necessary to maintain and upgrade its network and build and develop PCS and its CLEC operations.

Cash Flows Used in Investing Activities

    Capital expenditures are the Companys primary use of cash resources. The Companys capital expenditures during the first six months of 2000 included $5.8 million for the Companys local exchange operations and $3.1 million for the continued build out of its PCS operations. The Companys capital investments during the first six months of 2000 were 48% or $3.3 million greater than during the first six months of 1999. For the second quarter 2000 capital expenditures were $6.0 million. The investments are made to support the Companys businesses in order to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of its networks. Substantial amounts of additional capital will be needed for the remaining build out of the PCS network and for the construction of TeleBeams fiber ring in State College Pennsylvania. The budgeted capital requirements for 2000 for Conestoga Wireless and TeleBeam are $9 million and $12 million respectively. The capital required over the next several years to complete the current phases of the Conestoga Wireless and TeleBeam systems and to maintain state of the art telephone facilities could require additional funding from (1) internal sources, (2) long term debt (the $50 million line of credit facility), or (3) the issuance of additional common stock or a combination of the three.

Cash Flows Used in Financing Activities

    As in prior years, dividend payments are a significant use of capital resources. In the second quarter and the first six months of 2000 the Company paid common stock dividends totaling $1.643 million and $3.285 million respectively. During the first six months of 2000, 1,706 shares of preferred stock were redeemed for cash.

    During the second quarter of 2000, $2.3 million was paid on principal of long term debt in accordance with the Companys long term debt obligations. During the first six months $2.8 million was paid on principal of long term debt. In the second quarter the Company used $12 million of the $20 million long term debt secured in April to refinance the $12 million of short term debt incurred to pay down the TeleBeam long term debt of $12 million.

    During the first quarter of 2000, the Companys line of credit with a local bank was increased from $5 million to $10 million. The lines of credit available to the Company, in addition to the $50 million line mentioned above, now total $20 million. The Company borrowed against its lines of credit during the first six months of 2000, and, as of June 30, 2000, had $2.5 million short term debt outstanding.

Equity Investments

	The Company continues to invest in the future of the telecommunications industry through ownership of publicly traded stock of other telecommunication companies. Management views this investment as a source of future liquidity. During the first six months of 2000 the Company sold a portion of its investment portfolio and will most likely sell the balance during this year. The proceeds from the sale during the second quarter were $1.3 million, and for the first six months were $2.5 million. The remaining portfolio had an estimated market value of $943,300 on June 30, 2000.

   The Companys long term debt obligations are unsecured, but impose certain financial covenants upon the company including, but not limited to, restrictions upon types of investments, the amount of dividends paid, and the incurrence of additional debt by the Company and its subsidiaries. The Company is currently in compliance with all loan covenants.

CONESTOGA ENTERPRISES, INC.

OTHER FACTORS:

PCS SERVICE:

   Conestoga Wireless is the provider of the Companys digital wireless telecommunications services. As of June 30, 2000 it had 102 base stations in service throughout the Reading, Sunbury and Williamsport areas. Conestoga Wireless plans to put an additional 31 base stations into service during 2000, to augment coverage in those markets and to expand into the State College, Pennsylvania area.

	Conestoga Wireless holds licenses to provide wireless services known as Personal Communication Services (PCS) in the C and D block radio spectrums. The Basic Trading Areas in which Conestoga Wireless holds licenses are Reading, Pottsville, Sunbury, Williamsport, and State College, covering ten counties in Pennsylvania.

Regulated Industry

      Conestoga Telephone and Buffalo Valley Telephone are subject to a rate making process regulated jointly by the Pennsylvania Public Utility Commission and the Federal Communications Commission called rate of return regulation. An amendment to the Pennsylvania Public Utility Act passed in 1993, provides for streamlined rate regulation and a method for determining rates other than the rate of return regulation and procedures for the state jurisdiction. This new regulation referred to as Chapter 30, provides a price stability mechanism in which a telephone companys annual revenues from non competitive services may be permitted to change in line with the gross domestic producer price index, minus a productivity offset, with no limitation on earnings by the regulated company. In order for the Company to avail itself of the procedures permitted by Chapter 30, Conestoga Telephone and Buffalo Valley Telephone must commit to providing universal broadband services by 2015. Both Companies filed Chapter 30 Plans in July 1998 and approval is expected in fourth quarter 2000.

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

      Management believes that competition will continue to bring many new opportunities for the local exchange companies. Management is endeavoring to position the Company to take advantage of these opportunities as they arise and remains optimistic about the future. During 1999 Conestoga Communications significantly grew its long distance business both in the Conestoga Telephone and Buffalo Valley Telephone franchise territories, as well as surrounding areas. In addition Conestoga Communications competitive local telephone business became operational in 1998 and began offering service in Bell Atlantics franchise territory. With the acquisition of TeleBeam in January 2000, the Companys competitive long distance and local service businesses were greatly expanded. In July 2000, both Conestoga Communications and TeleBeam began doing business as CEI Networks. Strong growth in this business segment had occurred in 2000 and is expected to continue.

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




PART II.  OTHER INFORMATION

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       The following matters were submitted to a vote of the Shareholders of the Company at its Annual Shareholders' Meeting on May 6, 2000

     1. A proposal to amend the Company's Articles of Incorporation to increase the number of the Company's authorized common shares from 20,000,000 to 200,000,000.

        FOR   4,209,228    AGAINST   1,343,727     ABSTAIN   37,110

     2. A proposal to amend the Company's Articles of Incorporation to eliminate cumulative voting.

        FOR   3,374,374    AGAINST   1,191,345     ABSTAIN   24,080

     3.  A proposal to amend the Company's By-Laws:

          a. to provide that the Annual Meeting of the Shareholders of the Company shall be held on or before May 31 of each year.

          b. to provide that there shall be no cumulative voting for the election of directors;

          c. to provide that the number of directors shall be not less than nine nor more than eleven; and

          d. to detail the application procedures for nominees for directors.

        FOR   3,871,150    AGAINST     702,636     ABSTAIN   16,013


ITEM 6(B) EXHIBITS AND REPORTS ON FORM 8 K

         NONE


CONESTOGA ENTERPRISES, INC.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE  August 15, 2000             \s\ Albert H Kramer
                                     Albert H Kramer
                                     President


DATE  August 15, 2000             \s\ Donald R Breitenstein
                                    Donald R Breitenstein
                                    Sr. Vice President/
                                    Chief Financial Officer