Form 10-Q/A
period 2000-06-30
CONESTOGA ENTERPRISES INC
filed 2000-08-15
CIK 854727

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


August 15, 2000

Securities and Exchange Commission
Washington, DC 20549

Re:  Amended 2nd quarter 2000 10Q

This amended 2nd quarter 2000 10Q is being presented to correct a typographical error on the liability side of the June 30, 2000 Consolidated Balance Sheet. The Total Long-Term Liabilities should have read $62,052 and Total Liabilities & Stockholders Equity should have read $173,493.

Sincerely,

Donald R. Breitenstein
Senior Vice President/Chief Financial Officer


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

LIABILITIES AND STOCKHOLDERS EQUITY
                                               6/30    12/31
                                               2000    1999*

Current Liabilities

   Current maturities of long term debt       $3,206  $3,982
   Current liability under capital lease          90       0
   Notes payable                               2,500   1,000
   Accounts payable                            3,379   6,900
   Accrued:
             Taxes                             2,592   1,290
             Interest                            452     197
             Payroll & Vacation Pay            1,216     932
   Advance billings/Customer Deposits          3,735   2,651

                 Total Current Liabilities    17,170  16,952

Long Term Liabilities
   Long term debt, less current maturities 57,045 50,616 Liability under capital lease,
              less current  maturities         2,810       0
   Accrued post retirement cost                1,127   1,108
   Other                                       1,070   1,387

                                              62,052  53,111

Deferred Income Taxes                          9,786  10,878

Convertible\Redeemable Preferred Stock
   Par value $65 per share; authorized 900,000
   shares; issued and outstanding; 6/30/2000
    - 155,073    12/31/99 -  156,779          10,080  10,191

Common Stockholders' Equity
  Common Stock  par value $1 per share;
  authorized   6/30/2000  200,000,000 shares;
  12/31/1999 20,000,000;  Issued 7,897,914     7,898   7,898
  Additional Paid-In Capital                  44,938  44,929
  Retained earnings                           22,220  24,041
  Net unrealized appreciation on marketable
     equity securities                           419   1,667
  Less cost of treasury stock;  6/30/2000
  57,842 shares and 12/31/99  82,225 shares   (1,070) (1,519)


                                              74,405  77,016

Total Liabilities and Stockholders Equity   $173,493 $168,148




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