Form 10-Q
period 2000-09-30
CONESTOGA ENTERPRISES INC
filed 2000-11-15
CIK 854727

FORM 10 Q QUARTERLY REPORT UNDER SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

For quarter ended September 30, 2000
Commission File Number 0 24064

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

     Yes  X    No

  As of September 30, 2000, the outstanding number of shares of Common Stock, par value $1.00, was 7,851,450.








CONESTOGA ENTERPRISES, INC.

   CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

          September 30, 2000  and December 31, 1999
       (In Thousands, Except Shares and Per Share Data)

                              ASSETS
                                              9/30     12/31
                                              2000     1999*

    Current Assets
      Cash and Cash Equivalents            $ 11,704  $  2,507
      Accounts receivable,
           including unbilled revenue        11,142    11,449
      Inventories, at average cost            2,432     2,062
      Prepaid expenses                        2,981     1,545

                 Total Current Assets        28,259    17,563

     Investments and Other Assets
       Cost in Excess of Net Assets of
                  Businesses Acquired        43,827    45,183
       Investments in partnerships               32        65
       Investments in equity securities         543     3,724
       Prepaid Pension Costs                  2,998     2,871
       Other                                  1,932     2,068

                                             49,332    53,911

     Plant
       In Service                           193,967   179,993
       Under Construction                    11,662     3,875

                                            205,629   183,868
       Less accumulated depreciation         96,556    87,194

                                            109,073    96,674

Total Assets                               $186,664  $168,148

SEE NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
* 1999 amounts have been restated to include the acquisition of TeleBeam , Inc. recorded as a pooling of interests.




CONESTOGA ENTERPRISES, INC.

   CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

           September 30, 2000  and December 31, 1999
         (In Thousands, Except Shares and Per Share Data)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                              9/30     12/31
                                              2000     1999*

Current Liabilities
   Current maturities of long term debt    $  3,955  $  3,982
   Current liability under capital lease         64         0
   Notes payable                                  0     1,000
   Accounts payable                           5,630     6,900
   Accrued:
             Taxes                            2,644     1,290
             Interest                           559       197
             Payroll & Vacation Pay           1,346       932
   Advance billings/Customer Deposits         3,933     2,651

                 Total Current Liabilities   18,131    16,952

Long Term Liabilities
   Long term debt, less current maturities 71,045 50,616 Liability under capital lease, less
      current maturities                      2,811         0
   Accrued post retirement cost               1,125     1,108
   Other                                        866     1,387

                                             75,847    53,111

Deferred Income Taxes                         9,052    10,878

Convertible\Redeemable Preferred Stock
   Par value $65 per share; authorized
   900,000 shares; issued and outstanding;
   9/30/2000 -155,073,12/31/99 - 156,779     10,080    10,191

Common Stockholders' Equity
  Common Stock  par value $1 per share;
  authorized 9/30/2000  200,000,000 shares;
  12/31/1999 20,000,000; Issued 7,897,914     7,898     7,898
  Additional Paid-In Capital                 44,937    44,929
  Retained earnings                          21,345    24,041
  Net unrealized appreciation on
     marketable equity securities               233     1,667
  Less cost of treasury stock;  9/30/2000
     46,464 shares and 12/31/99 82,225 shares  (859)   (1,519)


                                             73,554    77,016
     Total Liabilities and
             Stockholders' Equity           186,664    168,14




CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 and 1999
          (In Thousands, Except Per Share Data)
                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                  2000    *1999         2000    *1999

Operating Revenues:
    Local  Services              $3,829   $3,271      $10,786   $9,191
    Long Distance and Access
      Services                   11,976   12,686       36,421   38,437
    Wireless Services             1,144      571        2,624    1,366
    Equipment and Other           4,664    5,452       15,753   15,345

                                 21,613   21,980       65,584   64,339

Operating Expenses:
    Network Operations and Cost
      of Sales                    8,895    9,673       27,076   26,333
    Depreciation and Amortization 4,178    3,907       12,329   11,345
    Selling, General and
      Administrative              5,966    6,249       19,219   17,881

                                 19,039   19,829       58,624   55,559

            Operating Income      2,574    2,151        6,960    8,780

Other Income(Deductions), Net:
    Interest Expense             (1,328)  (1,009)      (3,409)  (3,078)
    Loss from unconsolidated
            partnershIp interest   (120)     (37)        (357)     (70)
    Gain on Sale of Securities      321        0        2,118        0
    Other, Net                      102       91          188      340

                                 (1,025)    (955)      (1,460)   (2,808)

    Income Before Income Taxes    1,549    1,196        5,500      5,972

Income Taxes                        778    1,005        2,988      3,468


                   Net Income      $771     $191       $2,512     $2,504

*Basic earnings per common share   $0.08    $0.01       $0.27      $0.27
*Diluted earnings per common share $0.08    $0.01       $0.27      $0.27
*Dividends per common share        $0.210  $0.210      $0.630     $0.623

  * 1999 amounts have been restated to include the acquisition of TeleBeam , Inc. recorded as a pooling of interests.





CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
      NINE MONTHS ENDED SEPTEMBER 30, 2000 and 1999
         (In Thousands, Except Per Share Data)
                                                 2000       1999


  Net Income                                   $2,512     $2,504
  Unrealized gains on Securities
       Unrealized holding gains
          during period                          (36)         36
       Less: reclassification adjustment
          for gains included in net income    (1,398)          0


  Comprehensive Income                        $1,078      $2,540




CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
              (in thousands)
	  2000	  1999
Cash Flows from Operating Activities
   Net cash provided by operating activities    $12,126    $12,882

Cash Flows From Investing Activities
    Purchase of Plant, net of removal costs and
       salvage                                  (23,247)   (11,829)
    Proceeds from sale of marketable equity
       securities                                 2,986          0
    Proceeds from sale of unconsolidated
       partnership interests                          0          0
    Capital investments in unconsolidated
       partnershp interests                        (324)         0

         Net cash used in investing activities  (20,585)   (11,829)

Cash Flows From Financing Activities
   Proceeds from long-term borrowing             35,000      1,000
   Proceeds from short-term borrowing (net)      (1,000)       223
   Proceeds from capital lease financing          2,900          0
   Principal payments on long term borrowing    (14,597)    (3,672)
   Principal payments on capital lease financing    (25)         0
   Proceeds from issuance of stock                   93        633
   Proceeds from issuance of stock under the
           dividend reinvestment plan               595        645
   Common stock dividends paid                   (4,932)    (4,391)
   Preferred stock redemption                      (111)      (192)
   Preferred stock dividends paid                  (267)      (275)
   Purchase of common stock for the treasury          0          0

         Net cash provided by (used in)
          financing activities                   17,656     (6,029)

         Increase (decrease) in cash and cash
                    equivalents                   9,197     (4,976)
Cash and cash equivalents
          Beginning                               2,507      9,319

          Ending                                $11,704     $4,343



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Payments for:
       Interest                                  $3,047     $2,490

       Income Taxes                              $3,623     $3,056



CONESTOGA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10 Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The December 31, 1999 condensed balance sheet data was derived from audited financial statements, and restated to include the acquisition of TeleBeam, Inc. which was accounted for as a pooling of interests. For further information, refer to the consolidated financial statements and footnotes included in Conestogas 1999 Annual Report on Form 10 K.

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

NOTE 3: EARNINGS PER SHARE

Per share data for the nine months ended September 30, 2000 and 1999 are based on the weighted average number of shares outstanding of 7,828,838 and 7,768,535 for 2000 and 1999 respectively. Net income available for the common shareholders was approximately $2,111,000 and $2,085,000 for 2000 and 1999 respectively. Per share data for the three months ended September 30, 2000 and 1999 are based on the weighted average number of shares outstanding of 7,842,518 and 7,791,673 for 2000 and 1999, respectively. Net income available for the common shareholders was approximately $637,000 and $57,000 for 2000 and 1999 respectively. Net income available for common shareholders differs from net income on the consolidated statement of income by the amount of preferred stock dividends.

The effect of convertible preferred stock in 2000 and 1999 and the effect of stock options outstanding in 2000 were anti dilutive and therefore excluded from the computation of diluted earnings per share.

NOTE 4: LONG TERM DEBT

Long term debt is summarized as follows:
              (In thousands)
                                     9/30/00        12/31/99

Series A Senior Note interest payable
quarterly at 6.91%, annual principal
payments of $2,000,000 through June
30, 2000, unsecured                      0            2,000

Series B Senior Note interest payable
quarterly at 7.59%, annual principal
payments of $1,454,545 starting
June 30, 2001 through June 30,
2011, unsecured                       16,000         16,000

Promissory note, interest payable
quarterly at 6.89%. Quarterly principal
payments of $250,000 through
February 1, 2002 unsecured.            1,500          2,250

Senior Note interest payable
quarterly at 6.22%, quarterly
principal payments of $750,000
starting May 11, 2001 through
February 11, 2008,
Unsecured                             21,000         21,000

8 Year Term Loan interest payable
monthly at Wall Street Journal
Prime Rate, unsecured principal due
in full at end of term March 2006       1,500         1,500

15 year term loan interest payable
quarterly at 7.84%, quarterly
principal payments of $500,000
starting January 20, 2005 through
October 20, 2014, Unsecured           20,000          0

15 year term loan interest payable
quarterly at 7.86%, quarterly
principal payments of $375,000
starting January 20, 2005 through
October 20, 2014, Unsecured           15,000          0

Other term loans payable to
Bank at various rates                   0               11,848

                                     $75,000        $54,598
     Less current Maturities           3,955          3,982
                                     $71,045        $50,616

On April 28, 2000, the Company borrowed $20 million of the term loan at 7.84%. On September 1, 2000 the Company took down the second part of the term loan in the amount of $15 million at 7.86%. During the first nine months of 2000 the Companys line of credit with a local bank was increased from $5 million to $10 million. As of September 30, 2000 there was no balance outstanding on the companys lines of credit.


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

On June 1, 2000, 109,000 options were granted to employees of the Company at an exercise price of $17.48 per share, with a vesting period of three years. No shares are exercisable as of September 30, 2000. The remaining contractual life of the options is 9.6 years.

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


Segment information as of September 30, 2000 and 1999 are as follows:


                                              CLEC
                                               and
                                              Long
                        Telephone  Wireless  Distance  Other  Total
                                      ( in thousands )
Nine months ended
September 30, 2000:
Operating revenues
from external customers;
   Local Service        $  9,775  $         $1,012    $      $10,787
   Long distance and
     access service       22,395             14,024            36,419
   Wireless service                2,624                       2,624
   Equipment and Other     6,121     614     2,112    6,907   15,754
                          38,291   3,238    17,148    6,907   65,584
Inter segment operating
  Revenues                 2,656      83        74       60    2,873
Operating profit (loss)   15,004  (6,330)   (1,218)    (496)   6,960
Total Assets             118,182  36,937    25,659   16,237  197,015
Capital expenditures       9,160   6,055     7,889      143   23,247
Depreciation and
           Amortization    7,926   2,887     1,028      488   12,329


Nine months ended
September 30, 1999:
Operating revenues
from external customers;
   Local Service         $ 8,664 $         $  527  $        $ 9,191
   Long distance and
     access service       23,506           14,930            38,436
   Wireless service                1,366                      1,366
   Equipment and Other     6,052     561    2,277     6,456  15,346
                          38,222   1,927   17,734     6,456  64,339

Inter segment operating
  Revenues                 2,030      22      206             2,258


                                              CLEC
                                               and
                                              Long
                        Telephone  Wireless  Distance  Other  Total
                                      ( in thousands )


Operating profit (loss)   15,867  (5,669)    (667)     (751)  8,780
Total Assets             115,479  32,019   20,439     8,047 175,984
Capital expenditures       7,752   3,086      577       242  11,657
Depreciation and
           Amortization    7,480   2,197      841       827  11,345


Certain items in the schedule above need to be reconciled to the consolidated financial statements and are provided in the schedules below:

                                Nine Months Ended
                            September 30    September 30
                                2000            1999
Revenues:
 Total revenue for
 Reportable segments        $ 61,490          $ 60,141
 Other Revenues                6,967             6,456
 Elimination of
 Intersegment revenues        (2,873)           (2,258)
Total consolidated revenues $ 65,584          $ 64,339
Total Assets:
 Total assets for
 Reportable segments        $180,778          $ 167,937
 Other assets                 16,237              8,047
 Elimination and
      adjustments            (10,351)            (7,836)
Total consolidated assets   $186,664          $ 168,148



NOTE 7: OTHER

 Certain items of the September 30, 1999 consolidated financial statements have been restated to conform to the September 30, 2000 financial statements. There was no impact on net income.

   Inventories, at average cost, are both material and supplies used to provide service, and equipment held for resale.

   On May 6, 2000 the shareholders approved an amendment to the Articles of Incorporation to increase the number of authorized common shares from 20 million to 200 million.

   During the second quarter of 2000, the Company began leasing a building under a long term capital lease agreement. The agreement provides for monthly rentals of approximately $24,000 for the next twenty years.

MANAGEMENTS DISCUSSION AND ANALYSIS
OF THE QUARTERLY INCOME STATEMENTS

Overview

     During the third quarter of 2000, the Companys net income was $771 thousand, $0.08 per common share, compared to $1.360 million, $0.16 per common share, in the second quarter of 2000, and $191 thousand, $0.01 per common share, in the third quarter of 1999. The Companys 1999 financial statements have been restated to include the 1999 results of TeleBeam, Incorporated, (TeleBeam), which was acquired by the Company on January 31, 2000. The TeleBeam acquisition has been accounted for as a pooling of interests. Inclusion of TeleBeams results for the first nine months of 1999 caused the Companys net income to decrease from $0.42 per common share to $0.27 per common share.

The Companys net income during the first nine months of 2000 included a before tax gain totaling $2.1 million from the sale of investment securities.

The Companys net income for the first nine months of 2000 was negatively impacted by (i) over $800 thousand in one time acquisition costs associated with the acquisition of TeleBeam, (ii) the operating losses of Conestoga Wireless Companys wireless telecommunications system, known as Personal Communications Service (PCS), and (iii) the operating losses of the long distance and competitive local exchange services of Conestoga Communications, Inc.

    The revenues and customer base of Conestoga Wireless Company substantially increased during the first nine months of 2000 compared to the first nine months of 1999. During the third quarter of 2000, Conestoga Wireless Company built five new telecommunications towers bringing the total towers added during the year to twelve. Conestoga Wireless Company is progressing with the build out of its PCS system in State College, Pennsylvania.

Conestoga Communications, Inc. and TeleBeam, Inc. have adopted the common trade name, CEI Networks. Their CLEC revenues and customer base increased substantially during the first nine months of 2000. CEI Networks is moving its CLEC customers from resale to facilities based service. Its CLEC customer base grew 95%, over 3,600 lines, during the first nine months of 2000.

The access lines in service of the Companys local exchange carriers increased during the first nine months of 2000 by 2,935 to a total of 81,804.

The Companys subscriber and access line data as of September 30, 2000 and December 31, 1999 is as follows:


                               Sept. 30        Dec. 31
                                 2000            1999        change

LEC Lines                 	81,804     	78,869		+4%
CLEC Lines                       7,509           3,849          +95%
PCS Subscribers                 13,265           9,792          +36%
Long Distance Subscribers 	36,274     	33,341		+9%
Paging Lines                     6,190           6,246           1%
DSL Subscribers                    294               0           N/A
(began offering Jul. 2000)

Cable Modem Subscribers            331              23        +1,339%
     Video Subscribers           2,650           2,312          +15%


RESULTS OF OPERATIONS

REVENUES
  Operating Revenues:
                                            Increase/(Decrease)
	    				                (in thousands)
     Third Quarter Ended
     September 30, 2000 compared to September 30, 1999

       Local Service                         $  558      17.1%
       Long Distance and Access Service        (710)     (5.6%)
       Wireless Service                         573     100.4%
       Equipment and Other                     (788)    (14.4%)

                  Total                      $ (367)     (1.7%)

     Nine Months Ended
     September 30, 2000 compared to September 30, 1999

       Local Service                         $1,595      17.4%
       Long Distance and Access Service      (2,016)     (5.2%)
       Wireless Service                       1,258      92.1%
       Equipment and Other                      408       2.7%

                  Total                      $1,245       1.9%


     Operating revenues increased during the first nine months of 2000 over the first nine months of 1999 by $1.2 million or 1.9%. Operating revenues for third quarter of 2000 decreased 1.9% from the second quarter of 2000, and 1.7% from the third quarter 1999. This decrease was caused by decreases in long distance and access revenues and equipment revenues. Increased competition and the reduction of the telephone companies access and long distance rates caused the decrease in access and long distance revenues. The one time revenues from the installation of security monitoring systems for a major account during the second half of 1999 caused a spike in equipment revenues during the third quarter of 1999.

The local exchange revenues of the telephone companies and the competitive local exchange carriers increased during the first nine months of 2000. The wireless revenue increase was due to increased service revenues from the PCS provider, Conestoga Wireless Company.

Local Service

     Conestoga Telephone and Telegraph Company (Conestoga Telephone) and Buffalo Valley Telephone Company (Buffalo Valley Telephone), the local telephone companies, and CEI Networks, the competitive local exchange companies, contributed to the increase in local service revenue during the third quarter of 2000. The local service rates of Conestoga Telephone and Buffalo Valley Telephone increased during the second quarter of 2000 as a result of the Pennsylvania Public Utility Commissions Global Order. The competitive local exchange companies revenue during the third quarter of 2000 was 42% greater than their revenue during the second quarter of 2000, and 68% greater than the third quarter of 1999. The Company had a total of 89,313 access lines in service as of September 30, 2000, an increase of 6,595 lines during the first nine months of 2000.

Long Distance and Access Service

     Long Distance and Access Service revenues are generated by Conestoga Telephone and Buffalo Valley Telephone, and CEI Networks.
The growth rate of the access revenues of Conestoga Telephone and Buffalo Valley Telephone decreased during the first nine months of 2000 due to a decline in the rate of growth in the minutes of use on their networks compared to the first nine months of 1999, and to the Global Order which decreased long distance and access rates in the second quarter of 2000. The interlata minutes of use in their combined systems increased 6.7% during the first nine months of 2000 compared with an 18% increase during the same period of 1999. During the first quarter of 2000, Conestoga Telephones access revenues were adversely impacted by adjustments for prior periods through the interlata settlement process of the National Exchange Carriers Association.

Intralata competition within Pennsylvania and the long distance rate decrease have caused long distance revenue of Conestoga Telephone and Buffalo Valley Telephone to decline. During the first nine months of 2000 the combined long distance revenues of Conestoga Telephone and Buffalo Valley Telephone declined 27.4%, or $926 thousand, and the long distance revenues of CEI Networks decreased 6.9%, or $1.038 million, compared to the first nine months of 1999.

Wireless Service

     Wireless Service revenue is generated by Conestoga Wireless Companys PCS service and Conestoga Mobile Systems paging service. During the third quarter of 2000, Conestoga Wireless generated $986 thousand in PCS revenue, as compared with $621 thousand during the third quarter of 1999, and $762 thousand during the second quarter of 2000. PCS revenues for the first nine months of 2000 and 1999 were $2.413 million and $1.166 million respectively. As of September 30, 2000, Conestoga Wireless had 107 telecommunications antenna facilities in service. During the first nine months of 2000 Conestoga Wireless placed twelve additional telecommunications antenna facilities into service.

 Equipment and Other

     Equipment and Other revenues include the sale and lease of communications equipment, including telephones, PBX equipment, pagers and PCS wireless telephones, by all of the subsidiaries. Billing and collection revenue and directory advertising revenue are also included as revenue of the telephone company subsidiaries. Conestoga Telephone posted a decrease in equipment sales during the first nine months of 2000 compared with the same period of 1999. Infocores equipment sales increased due to the completion of the security system installation earlier this year as mentioned above.


EXPENSES:

Operating Expenses
                                            Increase (Decrease)
	                    			     (in thousands)
Third Quarter Ended
     September 30, 2000 compared to September 30, 1999

       Network Operations and Cost of Sales  $ (778)     (8.0%)
       Depreciation and Amortization            271       6.9%
       Selling, General and Administrative     (283)     (4.5%)
                  Total                      $ (790)     (4.0%)


Nine Months Ended
     September 30, 2000 compared to September 30, 1999

       Network Operations and Cost of Sales  $  743       2.8%
       Depreciation and Amortization            984       8.7%
       Selling, General and Administrative    1,338       7.5%

                  Total                      $3,065       5.5%


The 4.0% decrease in operating expenses during the third quarter of 2000 from the third quarter of 1999 was caused by expense decreases resulting from decreased equipment sales and long distance revenues and certain one time charges booked during that quarter. The telco operating expenses during the third quarter 2000 were relatively flat when compared with the third quarter of 1999. The wireless operating expenses during the third quarter 2000 increased 14% over the third quarter 1999. The 5.5% increase in operating expenses during the first nine months of 2000 includes certain one time acquisition costs associated with the TeleBeam acquisition.

Network Operations and Cost of Sales

The increase in network operations and cost of sales expenses during the first nine months of 2000 was caused in large part by the expansion of the Companys PCS, long distance and CLEC businesses and an increase in Infocores equipment sales and installation.

Compared to the third quarter of 1999, during the third quarter of 2000, the various subsidiaries of the Company experienced cost changes as follows:

(i)	Conestoga Communications cost of service decreased
4%, or $73 thousand, due to a decline in the rates charged by the long distance carriers that provide its long distance access;

(ii)	Infocores costs decreased 25%, or $542 thousand due
to lower equipment sales revenues;

(iii)	The costs of network operations and sales of
Conestoga telephone and Buffalo Valley Telephone increased by 3%; and

(iv)		TeleBeams costs were 14% lower, in line with its
lower long distance revenues.

During the third quarter of 2000, the Companys network and cost of operations expenses were 1% lower than during the second quarter.

Depreciation and Amortization

   	Depreciation and amortization expenses include charges from all of the subsidiaries. The continued build out of the wireless PCS and the CLEC infrastructures caused most of the increase in depreciation and amortization expenses from the third quarter of 1999 to the third quarter of 2000. The increase in the depreciation and amortization expenses of the PCS and the CLEC infrastructures was $353 thousand, or 33%, between the two quarters. Comparing the same quarters, the local telephone companies combined depreciation expense increased $138 thousand or 5%.

	During the second quarter of 2000 the amortization of the purchase price of the 1997 acquisition of Infocore was completed, so that this item of amortization expense was discontinued during the third quarter.

The depreciation expenses of the various business entities of the Company during the first nine months of 2000 compared with the first nine months of 1999 are as follows:

(i)	the depreciation expense of Conestoga Wireless was
$2.831 million compared with $2.143 million;
(ii)	The depreciation expense of the competitive local
exchange carriers, Conestoga Communications and
TeleBeam, Inc. was $1.027 million compared to $841
thousand; and
(iii)	The depreciation expense of the telephone companies
was $7.9 million compared to $7.5 million.

Depreciation expense increased 3.4% during the third quarter 2000 when compared with the second quarter.

Selling, General and Administrative

    The Company and all of its subsidiaries incur selling, general and administrative expenses. Selling expenses include customer care expenses along with advertising and marketing. General and administrative expenses include executive, accounting and finance, information technology expenses, and taxes other than income. When comparing the third quarter 2000 with the third quarter of 1999 the decrease is primarily due to decreased costs from TeleBeam, Inc. which reflects some one time charges during the third quarter of 1999.

    When comparing the first nine months of 2000 with the first nine months of 1999 the telephone companies selling general and administrative costs were up 11.7%, or $1.082 million mostly in labor related charges for additional personnel in the Sales and Marketing, Human Resource and Management Information departments. Conestoga Wireless also incurred increased selling, general and administrative expenses with such expenses increasing 36.2%, or $685 thousand. Also included in these expenses during the first nine months of 2000 is $837,000 of one time costs relating to the acquisition of TeleBeam on January 31, 2000.

   When comparing the third quarter 2000 with the second quarter 2000 selling, general and administrative expenses were down 3.9% or $242 thousand.

Other Income (Deductions), Net

    The change in other income (deductions) was mostly impacted by the sale of some of the Companys marketable securities held for investment during the first nine months of 2000. The sale of these securities resulted in a before tax gain of $2.118 million. The Company did not sell any investment securities during the first nine months of 1999. The increase in long term debt also increased interest expense $331 thousand or 10.8% during this period.


Income Taxes
                                          Increase/(Decrease)
		     					  (in thousands)
Third Quarter Ended
     September 30, 2000 compared to September 30, 1999

                                         $ (227)      (22.6%)

Nine Months Ended
     September 30, 2000 compared to September 30, 1999

                                         $ (480)      (13.8%)


    Due to the decrease in operating income, income taxes incurred during the third quarter and the first nine months of 2000 were lower than during the same two periods of 1999. The Companys effective tax rate (income tax expense as a percentage of income before income taxes) was 54.3% and 58.1% for the first nine months of 2000 and 1999 respectively. The effective tax rate takes into consideration a valuation allowance on state net operating losses and the relationship of nondeductible goodwill amortization and merger costs to pretax income. The third quarter 2000 effective tax rate was 50.2% compared with 47.1% for the second quarter.

NET INCOME

                                           Increase/(Decrease)
	     						   (in thousands)
 Third Quarter Ended
     September 30, 2000 compared to September 30, 1999

                                         $  580        303.7%

 Nine Months Ended
     September 30, 2000 compared to September 30, 1999
                                         $    8          0.3%

    Third quarter 2000 net income was $771 thousand compared with $191 thousand for third quarter 1999 net income of $191 thousand. Net income for the first nine months of 2000 and 1999 was $2.512 million and $2.504 million, respectively. Net income for the first nine months of both years include additional costs associated with the continued expansions of the PCS, long distance and CLEC businesses. Net income for the nine months ending on September 30, 2000, includes a $1.398 million after tax gain on the sale of investment securities, which are partially offset by one time merger costs. Net Income for the nine month period ended September 30, 1999 included some large one time wireless and long distance bad debt write off costs.

    Conestoga Wireless operating loss during the third quarter of 2000 was $1.975 million, compared with $2.062 million during the third quarter of 1999. Conestoga Wireless operating loss during the third quarter of 2000 was 9.7% less than its operating loss during the second quarter of 2000, and 11.9% less than its loss during the first quarter of 2000. Its operating loss for the first nine months of 2000 was $6.330 million.

    Excluding $750 thousand in costs related to the acquisition of TeleBeam Inc., CEI Networks, including Conestoga Communications Inc. and TeleBeam Inc. incurred a $467 thousand operating loss during the first nine months of 2000.

    The telephone companies operating income during the third quarter of 2000 increased $239 thousand, or 4.8%, from the third quarter of 1999. The telephone companies operating income during the first nine months of 2000 declined 5.4% compared to the first nine months of 1999, primarily due to greater operating expenses.


FINANCIAL CONDITION

 Liquidity and Capital Commitments

    Nine Months Ended September 30,      2000         1999
    Cash Flows From (Used In):            (in thousands)

	Operating activities             $ 12,126       $ 12,882

	Investing activities              (20,585)       (11,829)

	Financing activities               17,656        ( 6,029)


    The Company uses the net cash generated from its operations and from external financing to fund capital expenditures for network expansion and modernization, pay dividends, and invest in new businesses. The Companys sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. The Companys capital requirements for additional development activities during the year 2000 necessitated additional debt financing. Accordingly, on April 28, 2000, the Company entered into a borrowing arrangement for a $35 million, unsecured, 15 year term loan, and a $50 million line of credit to be renewed annually until April 28, 2005. On April 28, 2000, the Company borrowed $20 million of the term loan at 7.84%, and on September 1, the balance of $15 million of the term loan at 7.86%.

Cash Flows From Operating Activities

    The Companys primary source of funds continues to be cash generated from operations. Taking into account net income plus various adjustments and depreciation and amortization, the cash flows from operating activities in the third quarter of 2000 were $6.5 million, and for the nine month period were $12.1 million. Net income for accounting purposes is decreased by the amortization of the goodwill arising from the acquisitions of Buffalo Valley Telephone and Infocore, and the higher depreciation expense arising from the capital investment in PCS and CLEC. Amortization and depreciation are non cash expenses, and consequently a source of cash that the Company can use for the capital investments necessary to maintain and upgrade its network and build and develop PCS and its CLEC operations.

Cash Flows Used in Investing Activities

    Capital expenditures are the Companys primary use of cash resources. The Companys capital expenditures during the first nine months of 2000 included $9.2 million for the Companys local exchange operations, $6.1 million for the continued build out of its PCS operations, and $7.9 million for the build out of its CLEC operations. The Companys capital investments during the first nine months of 2000 were $11.4 million greater than during the first nine months of 1999. For the third quarter 2000 capital expenditures were $12.9 million.
The investments are made to support the Companys businesses in order to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of its networks. Substantial amounts of additional capital will be needed for the remaining build out of the PCS network and for the construction of TeleBeams fiber ring in State College Pennsylvania. The budgeted capital requirements for 2000 for Conestoga Wireless and TeleBeam are $9 million and $12 million respectively. The capital required over the next several years to complete the current phases of the Conestoga Wireless and TeleBeam systems and to maintain state of the art telephone facilities could require additional funding from (1) internal sources, (2) long term debt (the $50 million line of credit facility), or (3) the issuance of additional common stock or a combination of the three.

Cash Flows Used in Financing Activities

    As in prior years, dividend payments are a significant use of capital resources. In the third quarter and the first nine months of 2000 the Company paid common stock dividends totaling $1.647 million and $4.932 million respectively. During the first nine months of 2000, 1,706 shares of preferred stock were redeemed for cash.

    During the third quarter of 2000, the Company paid $251 thousand on principal of long term debt in accordance with its long term debt obligations. During the first nine months the Company paid $3.0 million on principal of long term debt. In the second quarter the Company used $12 million of the $20 million long term debt secured in April to refinance and pay off short term debt totaling $12 million in the TeleBeam acquisition.

    During the first quarter of 2000, the Companys line of credit with a local bank was increased from $5 million to $10 million. The lines of credit available to the Company, in addition to the $50 million line mentioned above, now total $20 million. The Company borrowed against its lines of credit during the first nine months of 2000. As of September 30, 2000, the Company had no balance of short term debt outstanding.

Equity Investments

	The Company continues to invest in the future of the telecommunications industry through ownership of publicly traded stock of other telecommunication companies. Management views this investment as a source of future liquidity. During the first nine months of 2000 the Company sold a portion of its investment portfolio and will most likely sell the balance during this year. The proceeds from the sale during the third quarter were $499 thousand, and for the first nine months were $3.0 million. The remaining portfolio had an estimated market value of $483 thousand on September 30, 2000.

    The Companys long term debt obligations are unsecured, but impose certain financial covenants upon the company including, but not limited to, restrictions upon types of investments, the amount of dividends paid, and the incurrence of additional debt by the Company and its subsidiaries. The Company is currently in compliance with all loan covenants.


OTHER FACTORS:

PCS SERVICE:

    Conestoga Wireless is the provider of the Companys digital wireless telecommunications services. As of September 30, 2000 it had 107 base stations in service throughout the Reading, Sunbury, Pottsville and Williamsport license areas. Conestoga Wireless plans to put an additional 26 base stations into service during 2000, to augment coverage in those markets and to expand into the State College, Pennsylvania area.

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

      The telecommunication industry continues to undergo fundamental changes, which may have a significant impact on financial performance. The Federal Telecommunications Act of 1996, creates a regulatory environment that encourages competition. As rural companies, Conestoga Telephone and Buffalo Valley Telephone are exempt from many of the most onerous aspects of competition unless prospective competitors can pass a public interest standard and agree to offer service throughout the telephone companies territories. In addition, in March 1998, the Pennsylvania Public Utility Commission approved a petition of Conestoga Telephone and Buffalo Valley Telephone that has significantly strengthened the companies competitive position relative to non facilities based competition. However, facilities based competition is not precluded.

Management is endeavoring to position the Company to take advantage of the opportunities in the telecommunications industry as they arise and remains optimistic about the future. During 2000 Conestoga Communications has continued to grow its long distance business both in the Conestoga Telephone and Buffalo Valley Telephone franchise territories, as well as surrounding areas. In addition Conestoga Communications competitive local telephone business became operational in 1998 and continues to offer service in Bell Atlantics franchise territory. With the acquisition of TeleBeam in January 2000, the Companys competitive long distance and local service businesses were greatly expanded. In July 2000, Conestoga Communications and TeleBeam began doing business under the name CEI Networks.


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


PART II.  OTHER INFORMATION


ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              NONE



ITEM 6(B) EXHIBITS AND REPORTS ON FORM 8 K

     On July 20, 2000 the Company filed Form 8 K, Exhibit 99.1 the Registrants Restated Consolidated Statement of Income and Restated Consolidated Balance Sheet for the year end 1999, restated to reflect the pooling of interests method of accounting for the acquisition of TeleBeam.







SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE  November 15, 2000             \s\ Albert H Kramer
                                     Albert H Kramer
                                     President


DATE  November 15, 2000             \s\ Donald R Breitenstein
                                    Donald R Breitenstein
                                    Sr. Vice President/
                                    Chief Financial Officer