Form 10-K
period 2000-12-31
CONESTOGA ENTERPRISES INC
filed 2001-03-30
CIK 854727

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000 Commission File Number 0-24064

CONESTOGA ENTERPRISES, INC.

a Pennsylvania Corporation Employer IRS No. 23-2565087

202 East First Street, Birdsboro, Pennsylvania 19508

Registrants telephone number, including area code (610) 582-8711

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

Indicate the number of shares outstanding of each of the issuers classes of Common Stock, as of the close of the period covered by this report.

Class	Outstanding at December 31, 2000
Common Stock, $1.00 par value	7,864,487

The aggregate market value of the voting stock held by non-affiliates on February 28, 2001, was $105,948,694. The stock of the Company is traded on NASDAQ National Market (ticker symbol "CENI"). Therefore, the price is based on the most recent price at which the Companys stock has been traded.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 30, 2001, are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

Conestoga Enterprises, Inc. (CEI, or the Company) is a Pennsylvania corporation that is doing business as a holding company owning all of the outstanding shares of the following operating companies: Conestoga Telephone and Telegraph Company (CTT); Buffalo Valley Telephone Company (BVT); Conestoga Communications, Inc. (CCI); Conestoga Mobile Systems, Inc. (CMS); Conestoga Wireless Company (CWC); Infocore Inc. (INF); and TeleBeam, Inc. (TBI). CEIs subsidiary CTT owns a 10.951% interest in the PenTeleData Limited Partnership I. CEIs subsidiaries until April, 1998 owned a 70% partnership interest in the Berks and Reading Area Cellular Enterprises Limited Partnership (BRACE); and until August, 1997 a 10 % interest in the Lancaster Area Cellular Enterprises (LACE).

CTT and BVT are independent local exchange carriers (ILEC), which furnish communication services, mainly local and toll telephone service in their respective service areas. CTT serves an area of approximately 300 square miles which includes parts of the counties of Berks, Chester, Lancaster, and Montgomery, in the Commonwealth of Pennsylvania. BVT serves an area of approximately 275 square miles in Union and Northumberland Counties in the Commonwealth of Pennsylvania. Both Companies services are distributed through their telephone exchanges and systems of overhead and underground wire and cables. CTTs and BVTs entire telephone systems are digitally equipped. The population of CTTs service area is estimated to be 123,550, with an average annual growth rate of .7%. The population of BVTs service area is estimated to be 37,150, with an average annual growth rate of .4%.

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

ITEM 1. BUSINESS (Continued)

CEI acquired INF on April 30, 1997. INF is a diversified telecommunications service company founded in 1981, which designs, installs and maintains telephone and computer systems and resells local exchange and toll services. CWC was formed on March 17, 1995 as a Limited Liability Company owned 60% by CEI and 40% by INF. The limited liability company was merged into a corporation by the same name on January 1, 1998, with the result that CEI now owns 100% of the outstanding shares of CWC, the corporation. CWC began providing digital wireless telecommunication called PCS services in Eastern and Central Pennsylvania in May 1998, pursuant to Federal Communications Commission PCS licenses.

Northern Communications, Inc. (NCI) was organized in March 1981 as a non-regulated commercial enterprise operated for the resale of long distance service. During 1997, NCIs name was changed to Conestoga Communications, Inc. (CCI) and CCI began operations as a full-service interexchange carrier. During 1998 CCI began operations as a Competitive Local Exchange Carrier (CLEC), operating in adjacent Bell of Pennsylvania territories. Effective on December 31, 2000 CCI was merged into TBI and the name was changed to CEI Networks, Inc (CNI).

CEI acquired TBI on January 31, 2000. The transaction is accounted for as a pooling of interests, which accordingly required restatement of the financial statements. All financial information presented for current and prior periods include the results of TBI. TeleBeam Inc. (TBI) was founded in 1992, as a Delaware Corporation, headquarters in State College Pennsylvania, to develop a broadband fiber network to provide multiple communication services to customers in central Pennsylvania as a bundled package through one service delivery venue. TBI is a diversified telecommunications service company, which provides its services primarily to business and multi-dwelling unit residential customers. TBI provides a variety of individual and bundled services to its customers including, long distance voice services, internet access and high-speed data transport, video and other enhanced communication services. Effective on December 31, 2000 TBI's name was changed to CEI Networks, Inc (CNI).

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

CEIs earnings for 2000 were impacted by several events as follows:

    CEI sold investment securities which provided a before tax gain totaling $2.1 million.
    CWC continued its aggressive expansion, adding 35 additional towers and base stations and opening 2 new retail stores. For the year, CWC incurred a loss of $7.1 million.
    CEI incurred over $800 thousand of one-time acquisition costs associated with the acquisition of TBI.
    CNI grew its long distance service customer base (IXC Service) and continued aggressively to market its competitive local exchange service (CLEC), while moving existing resale customers to facilities based service. CNI incurred an operating loss of $753 thousand for the year (not including the one-time acquisition costs).
    CEI also incurred a loss from its limited partnership interest in PenTeleData L.P. for the year of $339 thousand.

ITEM 1. BUSINESS (Continued)

Percentages of the Companys consolidated operating revenue in local, long distance and access, wireless, equipment and other services are shown on the following table:

	2000	1999	1998	1997	1996
Local*	17%	14%	14%	16%	17%
Long Distance and Access	55%	59%	61%	58%	63%
Wireless	5%	3%	1%	1%	1%
Equipment and Other**	23%	24%	24%	25%	19%
	100%	100%	100%	100%	100%

*CTT and BVT bill for local service on a flat rate basis.

** Includes revenues from all entities for their nonregulated sale or lease of telecommunication, pager or video equipment.  Also included is consulting revenue, rent revenues, billing and collection revenues, directory advertising revenues, Cable TV revenues, net of uncollectible revenues.

The local, long distance and access services gross revenues, which are regulated by the Pa. Public Utility Commission and the Federal Communications Commission, contribute a greater percentage to net income than the more competitive wireless and nonregulated sale and lease gross revenues.

On December 31, 2000, the Company had 82,844 telephone access lines in service, of which 24% served business customers. The Company also had 10,928 CLEC lines in service as well as 15,405 PCS lines, as set forth in the following table:

LINES BY COMPANY
Year End 12/31	CTT TOTAL	BVT TOTAL	CWC TOTAL	CNI TOTAL
1996	48,133	19,086
1997	51,015	20,124
1998	53,829	20,951	2,949	866
1999	56,791	22,078	9,792	3,849
2000	59,517	23,327	15,405	10,928

CTT had a total of 167 employees as of December 31, 2000, of which 98 were covered by one collective bargaining agreement. BVT had a total of 57 employees; INF had a total of 52; CWC had a total of 46; CNI had a total of 53, none of which are covered by a bargaining agreement.

ITEM 2. PROPERTIES

CTT, BVT, CWC CNI and CMS are engaged in the business of furnishing communication service. Their properties do not lend themselves to description by character and location of principal unit because their plant is widely distributed in their service territories.

As of December 31, 2000, investment in telephone plant in service by CTT and BVT consisted of the following categories and approximate percentages:

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

As of December 31, 2000 investment in plant in service by CWC, CNI, INF and CMS consisted of the following categories and approximate percentages:

A. Land, Buildings, and Towers 36%;

B. Transmitters and terminal equipment 44%;

C. Plant 5%;

D. Computers and other plant 9%;

E. Digital Switching equipment 6%;

CTT and BVT own most of their occupied buildings as well as most of the land on which the buildings are located. Several of the remote switching center buildings of CTT and BVT are located on leased properties, as are the towers of CWC. CTT, BVT, CNI and CWC are leasing some office space for corporate purposes.

INF has fixed assets consisting of vehicles and furniture and fixtures. INF leases office space for its operations.

Standard practices prevailing in the telephone industry are followed by both CTT and BVT in the construction and maintenance of their plant and facilities. Both consider their plant and facilities, as a whole, to be in sound physical and operating condition. Modernization of plant and facilities is very important in the telecommunications industry. CTT and BVT together added 16.6 miles of fiber optic cable during 2000 and at the end of 2000 had 472 miles of fiber optic cable in service. Software additions to both of their digital switches are added each year in order to fulfill the demand for enhanced service through the digital network.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2000, there was no litigation that was material, as defined in Regulation S-K Item 103, pending against the Company and its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was nothing submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) CEIs Common Stock is trading on the NASDAQ National Market under the Ticker Symbol "CENI". The high and low sales prices for each quarter of 2000 and 1999 are listed below.

2000	High	Low
1st Quarter	$25.000	$16.500
2nd Quarter	$22.000	$16.000
3rd Quarter	$21.000	$17.625
4th Quarter	$19.625	$15.500

1999	High	Low
1st Quarter	$23.825	$19.833
2nd Quarter	$24.000	$18.167
3rd Quarter	$22.000	$18.250
4th Quarter	$20.250	$17.000

(b) Approximate Number of Equity Security Holders.

Title of Class	Approximate Number of Record Holders (as of Title of Class December 31, 2000)
Common Stock	1,911 (1)
Preferred Stock	46 (1)

(1) Included in the number of stockholders of record are shares held in "nominee" or "street" name.

(c) Dividends

Payments of common stock dividends will be within the discretion of the Companys Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Company. During the years 1999 and 2000, the total cash dividend paid each year by the Company was $.833 and $.84 per share respectively. Dividends were paid quarterly throughout the years. Under the most restrictive covenants of the Companys debt agreements, $4.9 million of the consolidated retained earnings as of December 31, 2000 plus seventy-five percent of 2001 consolidated net income (as defined in the agreement), is available for payment of cash dividends in 2001.

During the second quarter of 1996 the Company issued Series A Convertible Preferred Stock. Cumulative dividends of $3.42 per share per annum are paid semi-annually. During 1999 and 2000, the Company paid annual cash dividends of $3.42 per share on the Series A Convertible Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA

	2000	1999	1998	1997	1996
	(in thousands, except shares and per share data)
Selected Income Statement Data:
Operating Revenue	$ 87,588	$ 87,069	$ 77,348	$ 59,306	$ 45,842
Net Income	3,114	2,440	10,682	9,476	8,644
Basic Earnings per Common Share*	$ 0.33	$ 0.24	$ 1.32	$ 1.18	$ 1.23
Diluted Earnings per Common Share*	$ 0.33	$ 0.24	$ 1.31	$ 1.18	$1.23
Cash Dividends declared per Common Share*	$ 0.84	$ 0.833	$ 0.814	$ 0.806	$ 0.800
*Earnings and dividends per share are adjusted for the 3-for-2 stock split in 1999. Dividends per share represent the historical dividends of the Company. There was no dividends paid by TeleBeam for any of the years presented.

Selected Balance Sheet Data:
Net Plant	*$113,041	$ 96,674	$ 92,410	$ 72,699	$ 64,863
Total Assets	182,370	168,133	169,897	133,062	122,839
Long-term Debt Less Current Maturities	68,545	50,616	53,637	23,255	27,661
Redeemable Preferred Stock	9,184	10,191	11,719	12,780	12,780
Stockholders Equity	72,462	77,016	77,938	73,801	64,699
*includes towers to be sold as per footnote # 19

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In 2000, the Company continued its strategic plan of becoming a full service integrated communications provider. It remained focused on growing its core telecommunications businesses by offering new services, such as high speed data DSL service, in the territories of its local exchange telephone companies, and entering new wireless personal communication service ("PCS") markets, such as State College Pennsylvania. In January 2000, it acquired TeleBeam, Inc. (TBI), a competitive communications company, providing high-speed data, long distance voice and cable television, located in State College, Pennsylvania.

The acquisition of TBI was accounted for as a pooling of interests, which required the restatement of the Company's financial statements for prior years. Consequently, the Company's financial results for the years discussed herein have been restated to include the financial results of TBI prior to the acquisition transaction.

TBI and Conestoga Communications, Inc. (CCI) provided many duplicative services, so effective December 31, 2000, TBI and CCI were merged into one company with the name CEI Networks, Inc. (CNI).

Consolidated Operating Revenue increased from $87.069 million in 1999 to $87.588 million in 2000, an increase of 0.6%. Such increases included (1) a 20% increase in the local service revenues of the Company's telephone utilities and CLEC subsidiaries from the provision of local exchange services, due in substantial part to the continued increase in access lines in service; and (2) a 90% increase in the PCS wireless service revenues of CWC, the Company's provider of wireless telecommunications services due to the continued expansion of CWC's customer base. Long distance and access revenues decreased 5.0% in 2000, lead by a decline in CNI's long distance service revenues due in substantial part by TBI's pre-acquisition sale of certain long distance revenue producing assets.

2000 Net Income grew to $3.114 million, or $0.33 per common share, from 1999 net income of $2.440 million, or $0.24 per common share. The increase in net income was directly impacted by a $2.1 million before tax gain from the sale of investment securities in 2000.

Operating income declined from $11.010 million in 1999 to $9.059 million in 2000. The decline was caused by (1) the impact of the operating expenses of the new businesses of CWC and CNI in a very competitive environment; (2) the investment in the infrastructure of CWC's wireless and CNI's CLEC systems; and (3) one-time merger costs associated with the acquisition of TBI.

The continued strong operating performance of the Companys local networks and related markets provides the Company with the financial resources to pursue its strategic plan to become a fully integrated communications provider.

RESULTS OF OPERATIONS:

REVENUES

0perating Revenues:

	Increase (in thousands)
1999-2000	$ 519	0.6%
1998-1999	9,721	12.6

The 0.6% increase in Operating Revenues in 2000, resulted from increases in local service and wireless revenues, offset by decreases in access, long distance and equipment revenues. CNI generated $23.2 million, CTT and BVT together generated $54.7 million, and CWC generated $4.0 million in revenues during 2000, compared with $23.9 million, $54.0 million, and $2.1 million, respectively, in 1999.

Local Service Revenues:

	Increase (in thousands)
1999-2000	$ 2,538	20.4%
1998-1999	2,009	19.3

Local Service Revenues are generated from the provision of local exchange services, including enhanced services, by the Companys incumbent local exchange carrier ("ILEC") subsidiaries, CTT and BVT, and the Company's competitive local exchange carrier ("CLEC") subsidiary, CNI. Enhanced services include Caller ID, Call Waiting and Return Call. The substantial increase in Local Service Revenues in 2000 and 1999 reflected the continued growth in access lines in service of the Company's ILEC and CLEC subsidiaries.

Local service revenues are regulated by the Pennsylvania Public Utility Commission (PUC). The PUC approved a rate re-balancing order for the ILEC's in the second quarter of 2000. This order, while revenue neutral, permitted an increase in local service rates, and resulted in a 1% increase in local service revenues in 2000.

The number of CTT's, BVT's, and CNI's access lines in service has increased substantially in recent years. During 2000, the number of CTT's and BVT's ILEC access lines in service increased 3,975, or 5.0%, to a total of 82,844; and CNI's CLEC access lines in service increased by over 7,000, or 184%, to a total of 10,928. The installation of more than one access line for a residential customer, largely as a result of increasing Internet usage, has been a major factor in such increases within the Company's franchised territories in recent years. The Company in 2000 began offering high-speed digital subscriber line service (DSL) in its franchised territories. The availability of DSL service could adversely impact the growth of access lines, because a DSL line can carry voice traffic while simultaneously connected to the internet. Of course, DSL's potential adverse impact on the growth of access lines is likely to be at least partially offset by the fact that the Company is likely to realize greater revenues from providing DSL service to a residential customer than from providing an additional access line to the same customer. The Company had 567 DSL subscribers as of December 31, 2000, and anticipates this service to grow rapidly.

Long Distance and Access Service Revenues:

	Increase/(Decrease) (in thousands)
1999-2000	$ (2,495)	(4.9%)
1998-1999	3,724	7.9

Long Distance and Access Service Revenues are generated by the telephone companies and CNI. Long Distance Service Revenues are derived from customer calls to locations outside of the customers local calling area. CTT and BVT provide intralata toll services for calls outside of the customers local calling area but within the same local access and transport area. CNI provides intralata and interlata toll services, the latter being for calls outside of the customers local calling area and local access and transport area.

Long distance toll service is becoming increasingly competitive. The PUC adopted regulations, effective January 1, 1998, requiring intralata toll competition within the Commonwealth of Pennsylvania. The intralata toll revenues of CTT and BVT have declined as a result of such increased competition. In response to competitive pressure in 2000, both CTT and BVT reduced their intralata toll rates as part of the rate-rebalancing order mentioned above, and their long distance revenues fell 26.3%, or $1.1 million, compared to 1999.

In late 1997, the Company instituted full long distance service by converting its long distance resale operations to a full service, facilities based interexchange carrier, in order to attract new long distance customers, as well as retain its existing customer base. A large portion of the telephone companies long distance customers were picked up by CNI. Long distance service is very price competitive, and is, therefore, susceptible to customer churn. In 2000, CNI's long distance revenues were $18.7 million, a decline of 7% from 1999. This decline was partially due to TBI's sale of certain lines of business in mid 1999, prior to the merger, and to the rate reduction from the telephone companies. Also, the increase in 1999 when compared with 1998 was primarily due to TBI's acquisition of an IXC in March 1998. As of December 31, 2000, CNI had over 36,000 long distance customers. CNI is the long distance provider with the largest number of customers within the franchised territories of CTT and BVT.

Access Service Revenues consist of payments from end-user subscribers and long distance carriers to access the Companys local exchange facilities to provide long distance services. Total switched access minutes of use on the Companys networks increased 7.7% during 2000. Intrastate access rates were reduced in 2000, as a result of the PUC's rate-rebalancing order. The Company anticipates that access rates will continue to decline as local competition in the telecommunications industry becomes more widespread. This could negatively impact the future Access Service Revenues of CTT and BVT.

Long Distance and Access Service Revenues increased by 2.6% during the 1998 to 2000 period, but declined as a percentage of total Company revenues from 61% in 1998 to 55% in 2000.

Wireless Service Revenues:

	Increase/(Decrease) (in thousands)
1999-2000	$ 1,622	66.9%
1998-1999	1,687	228.3

Wireless Service Revenues are derived from the PCS service of CWC and the paging service of Conestoga Mobile Systems. CWC commenced the commercial operation of its PCS system in May 1998. In 2000, CWC's PCS revenues were $3.550 million compared with $1.866 million in 1999. As of December 31, 2000, CWC had 15,405 customers, an increase of over 5,600 customers during 2000. The Company expanded its geographic service area to State College, Pennsylvania, and opened two additional retail centers.

Equipment and Other Revenues:

	Increase/(Decrease) (in thousands)
1999-2000	$ (1,146)	(5.4%)
1998-1999	2,301	12.2

Equipment and Other Revenues include: (1) sale and lease of telephone equipment, such as telephones, PBX equipment, pagers and PCS wireless telephones by all of the Company's subsidiaries; (2) the revenues of CTT and BVT from directory advertising, rents, and billing and collection; (3) the revenues of INF from facility management and consulting services; (4) the cable TV and phone card revenues of CNI; and (5) the uncollectible accounts of all subsidiaries which are netted against such revenues.

Equipment sales and lease revenues which, in 2000, accounted for 56% of Equipment and Other Revenues, increased by 16.8% during the 1998 to 2000 period. The decline in 2000 was due to the fact that 1999 was an unusually good year with the sale and installation of several large telephone systems and security systems that year. The directory advertising revenues of both CTT and BVT, which, in 2000, made up 32% of Equipment and Other Revenues, continue to increase with a 12% increase in 2000. Billing and collection revenues of both CTT and BVT declined 30% during 2000, primarily as a result of long distance toll competition, whereby other long distance carriers do their own billing.

Uncollectible revenues for 2000 and 1999, respectively, were 1.9% and 1.3% of gross operating revenues. CTT's and BVT's combined bad debt expense improved in 2000 over 1999. During 2000, CTT and BVT wrote off $125,000, 0.2% of their gross operating revenues. The Company's more competitive business segments experience a greater percentage of uncollectible accounts, and during 2000 wrote-off over $860 thousand or 2.4% of gross operating revenues.

EXPENSES

	Increase (in thousands)
1999-2000	$ 2,470	3.3%
1998-1999	12,864	20.4

The 3.3% increase in Operating Expenses in 2000 resulted from a decrease in cost of operations offset by increases in Depreciation and Amortization Expenses and Selling, General and Administrative Expenses. Operating expenses also include approximately $800 thousand in one-time merger costs incurred in the acquisition of TBI. CTT and CWC sustained the largest increases in operating expenses during 2000. CTT's operating expenses increased from $22.7 million in 1999, to $23.8 million in 2000, mostly as the result of increased costs of labor in marketing and sales and customer service. CWC's 2000 operating costs increased from $10.2 million in 1999 to $13.0 million in 2000, mostly as the result of increased customer care and acquisition costs and the substantially higher volume of business being conducted by CWC in 2000. CNI's operating expenses decreased in 2000 due to TBI's lower costs resulting from the disposition of certain assets prior to the acquisition. INFs operating expenses in 2000 were $9.2 million compared with $10.2 million in 1999. The decrease was caused by decreased equipment sales and the completion of the amortization of goodwill, during the second quarter of 2000, associated with the Company's acquisition of INF in 1997.

The 24.3% increase in Operating Expenses from 1998 through 2000 was primarily caused by the greater volume of business being conducted by CWC and CNI and the very competitive nature of their businesses, which necessitates high customer acquisition costs through advertising and marketing.

Cost of Operations:

	Increase (decrease) (in thousands)
1999-2000	$ (486)	(1.3%)
1998-1999	6,999	23.7

Cost of Operations Expenses include outside plant expenses, digital switching and other network expenses, engineering expenses, cost of sales and related administrative expenses. The expenses of CTT and BVT, the local exchange carriers, are primarily regulated expenses for network and outside plant maintenance. Cost of sales expenses are incurred by CTT, BVT, CWC and INF mostly for equipment sales and leases.

Cost of Operations Expenses increased by 22.1% during the 1998 to 2000 period mostly due to the continued business expansion expenses of CWC and CNI.

Depreciation and Amortization Expenses:

	Increase (in thousands)
1999-2000	$ 1,242	8.0%
1998-1999	2,195	16.5

Depreciation and Amortization expenses include charges from all of the subsidiaries. The increases in 2000 were partly off set by the completion of the amortization of the goodwill related to the 1997 acquisition of INF. This reduced depreciation and amortization expense approximately $600 thousand for the year. The depreciation rates of CTT and BVT deceased slightly in 1999, as the result of a depreciation study. Depreciation expense for 2000, computed by the straight-line method, totaled $14.8 million and equated to a 7.72% effective composite rate, compared with 7.58% for 1999, and 7.51% in 1998.

Selling, General and Administrative Expenses:

	Increase (in thousands)
1999-2000	$ 1,714	7.1%
1998-1999	3,670	18.0

Selling, General and Administrative Expenses (SG&A), include expenses from all of the Companys subsidiaries and consist of customer services for ordering and billing, customer acquisition costs for marketing and advertising expenses, regulatory, finance, executive, management information expenses, human relations expenses and insurance expenses, professional fees, such as fees for legal and accounting services, and taxes other than income taxes. The increase in the 1998 to 2000 period is directly related to the expanding operations of CWC and CNI, along with increased personnel in CTT"s management information and human resources departments. During 2000 the SG&A expenses of CTT and BVT increased 5%, mostly in customer care and customer acquisition costs. CWC's SG&A expenses increased 35.8% also due to increased customer care and acquisition costs. Included in 2000 SG&A expenses were one-time merger related costs for the TBI acquisition in excess of $800 thousand.

Operating Income:

	Increase (decrease) (in thousands)
1999-2000	$ (1,951)	(17.7)%
1998-1999	(3,143)	(22.2)

The combined operating income of CTT and BVT, the local exchange carriers, decreased by 1.6% in 2000, to $20.5 million. They both had excellent growth in access lines, but experienced decreases in long distance and equipment sale and lease revenues, along with increased customer care and acquisition costs. CNI and CWC both experienced excellent growth in their respective customer bases and revenues. CNI and CWC recorded net operating losses for 2000 of $1.6 million and $8.9 million respectively primarily due to the more competitive nature of their businesses which carries higher customer care and acquisition costs.

Other Income/Expenses (net):

	Increase (decrease) (in thousands)
1999-2000	$ 1,587	37.3%
1998-1999	(9,601)	(179.4)

Other Income/Expenses (net) consist primarily of interest and dividend income, interest expense, income from unconsolidated partnership interests, and gains from the sale of unconsolidated partnership interest or assets in 1998 and gains from sale of investment securities in 2000. In 1999 and 2000, respectively, the Company incurred losses of $350,000 and $339,000 as a result of its limited partnership interest in PenTeleData, L.P.

The increase in interest expense during 2000, was caused by the Company's borrowing of $35 million to finance the acquisition of TBI and the build-out of the State College fiber ring and the PCS system.

The Company drew on its bank lines of credit for interim financing in 2000, and 1999. As of December 31, 2000 and 1999, respectively, it had balances of $0 and $1.0 million, outstanding on its bank lines of credit.

During 2000 the Company recorded a before tax gain of $2.1 million from the sale of a portion of its investment securities. As of December 31, 2000 the Company still held investment securities with an approximate value of $491,000.

During 1998, the Berks and Reading Area Cellular Enterprises, limited partnership ("BRACE"), in which subsidiaries of the Company held a 70% interest, sold its 39% limited partnership interest in the Reading SMSA Limited Partnership. The Reading SMSA Limited Partnership provides cellular telephone service in the Reading metropolitan area. The Company received $11.1 million and realized a $7.7 million pretax gain upon the liquidation of BRACE after the sale. BRACEs income for 1998 was $493 thousand. CTT owns an 10.95% limited partnership interest in the PenTeleData, L.P., which provides Internet access to customers in Pennsylvania and parts of New Jersey.

Income Taxes:

Income taxes decreased in 2000 as a result of the decline in the Company's income and reduction in the effective tax rate. The statutory federal and state income tax rates over the period remained unchanged. The Company's effective tax rate (income tax expense as a percentage of income before income taxes) was 51.3%, 63.9% and 45.2% in 2000, 1999 and 1998, respectively. The changes in the effective tax rates in 2000, 1999 and 1998 are due primarily to valuation allowances on net operating losses, merger costs and the relationship of nondeductible goodwill amortization to pretax income.

NET INCOME:

	Increase (decrease) (in thousands)
1999-2000	$ 674	27.6%
1998-1999	(8,242)	(77.2)

2000 Net Income was $3.114 million, an increase of 28% over 1999. 1998 Net Income included a one-time after tax gain of $4.6 million from the sale of BRACE's interest in the Reading SMSA Limited Partnership.

2000 net income included an after tax gain of $1.4 million on the sale of the investment securities, as mentioned above. 2000 net income was negatively impacted by the operating losses of CWC and CNI, and the goodwill amortization associated with the acquisitions of BVT, INF for the first four months of 2000 and TBI's acquisition of a facilities based interexchange carrier (NAC). The Company anticipates that net income will be negatively impacted in the near future as a result of (i) the expenses associated with the continued build-out and development of CWC's wireless PCS business, (ii) the continued amortization of goodwill arising from the acquisitions of BVT and NAC, and (iii) the expansion of, and the build out of, CNI's telecommunications system in State College, Pennsylvania, and other areas.

FINANCIAL CONDITION

Liquidity and Capital Commitments:

Years Ended December 31, Cash Flows From (Used In):	2000	1999	1998
	(in thousands)
Operating activities	$18,234	$20,488	$14,721
Investing activities	(25,577)	(20,076)	(30,846)
Financing activities	10,365	(6,706)	22,334

The Company uses the net cash generated from its operations and from external financing to fund capital expenditures for network expansion and modernization, and investment in new businesses. The Companys sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. The Company expects that presently foreseeable capital requirements, including the CNI build-out of its CLEC business and the expansion of the PCS business into State College, will require additional debt financing in order to maintain the Company's capital structure and ensure its financial flexibility.

On December 31, 2000, the Company had commitments totaling $3.6 million, including commitments to purchase equipment and materials to continue the upgrade of its telecommunications plant base and build the PCS network. The Company plans to finance its projected capital budget requirements for 2001, including the CNI build-out, totaling $27.4 million, from internally generated funds, sale of the PCS towers and some additional debt financing.

Cash Flows From Operating Activities:

The Company's primary source of funds continues to be cash generated from operations. Taking into account net income plus the various adjustments for depreciation and amortization, cash flows from operating activities in 2000 were $18 million. Although net income for accounting purposes is decreased by the amortization of the goodwill and the higher depreciation expenses arising from the capital investments in CLEC and PCS, amortization and depreciation are non-cash expenses and, consequently, a source of cash that the Company can use for the capital investments necessary to maintain and upgrade its network and build and develop PCS and CLEC.

Cash Flows Used in Investing Activities:

Capital expenditures are the Companys primary use of cash resources. The Companys capital expenditures in 2000 included $10.5 million for the Companys local exchange operations, $8.2 million for the build-out and further development of its PCS operation, and $9.3 million for the build-out of its CLEC operations. The investment in local exchange operations was consistent with the investments made in 1999 and 1998. The investment in the CLEC business was under $1.3 million in 1999. The investment in the PCS business was $ 7.0 million in 1999 and $20.8 million in 1998. The investments are made to support the Companys businesses in order to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of its networks. The investments in the PCS and CLEC systems by the Company are treated as investments in new businesses.

During 2000, the Company received proceeds, totaling $3.0 million from the sale of equity securities. During 1998, the Company received proceeds in excess of $11 million from the liquidation of its partnership interest in BRACE. In 1998, it also received proceeds, totaling $220,000 from the sale of equity securities.

Substantial amounts of additional capital will be needed for the remaining build-out of the PCS network and the build-out of the CLEC network. CWCs capital requirements over the next several years to complete the build out of its entire PCS network and the CLEC network could exceed $20 million. Additional financing could come from (1) internal sources, (2) long term debt, (3) common stock issue, or a combination of the three.

The Company has decided to sell the telecommunication towers owned by its various subsidiaries and apply the proceeds to fund the Company's capital requirements.

Cash Flows Used in Financing Activities:

As in prior years, dividend payments were a significant use of cash. In 2000 the Company paid dividends totaling $7.1 million and $1.0 million to redeem preferred stock.

In 2000, the Company borrowed $21 million to finance the capital requirements for the build-out and develop of CWCs wireless PCS network, and $13.8 million for development of the CNI State College network. At the end of 2000, the Company also had unadvanced amounts from each of two bank lines of credit in the amount of $10 million, and from another bank a $50 million unsecured line of credit.

In January, 1998, the Company in a private transaction purchased 86,074 shares of common stock at $31.00 per share. Some of these shares have been reissued under the Companys Dividend Reinvestment Plan and Employee Stock Purchase Plan. As of December 31, 2000, a balance of 33,427 of these shares remained in Treasury.

Equity Investments

The Company holds the publicly traded stock of another telecommunications company, which had a market value of approximately $491 thousand as of December 31, 2000. During 2000, the Company sold a portion of its stock portfolio for $3.0 million.

OTHER FACTORS

Personal Communication Services (PCS)

CWC holds Personal Communication Services ("PCS") licenses issued by the Federal Communications Commission to provide wireless telecommunication services. PCS is a wireless service based on lower power and a higher frequency bandwidth than cellular service. The Basic Trading Area in which CWC holds C and D blocks licenses are Reading, Pottsville, Sunbury, Williamsport and State College, Pennsylvania, covering a population of one millon people in ten counties in Pennsylvania. In April 1999 CWC was the successful bidder in the Federal Communications Commission C Block re-auction for additional bandwidth in the Basic Trading Areas (BTA) where the Company already held licenses and for bandwidth in the State College BTA.

CWC began commercial operations as a provider of highly mobile wireless telecommunications services in May 1998. By the end of 2000, the company had 126 base stations covering more than 70% of the population in its service area. CWC plans to put an additional 25 base stations into service during 2001 to augment coverage in those markets. CWC has 8 retail locations in its 10 county operating territory.

The development of the PCS network and business is subject to the risks and delays associated with the design and construction of the wireless system and the commencement of a new business. The Company has already invested almost $43 million in the PCS network and business and could invest an additional $20 million over the next several years. The Company is projecting PCS operating losses for the near future. The capital cost of the PCS system, the depreciation expense of the PCS assets, and the projected PCS operating losses will significantly impact the Company's earnings.

Management views participation in PCS as an important part of its future. PCS is a reliable, convenient and inexpensive vehicle for providing wireless telephone service. It will provide the Company with an opportunity to expand its business into neighboring territories.

Effects of Substantial Indebtedness and Preferred Stock on Future Operations

At December 31, 2000, the Company had approximately $73.3 million of long-term debt outstanding, approximately $2.8 million of long-term capital leases and approximately $9.2 million of redeemable preferred stock, compared to approximately $72.5 million of common equity. This resulted in a ratio of 54% debt and preferred stock to 46% equity. At December 31, 1999 the ratio was 46% debt to 54% equity. The increased debt ratio reflects the additional debt acquired during 2000.

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

Regulated Industry

CTT and BVT are both regulated by the Pennsylvania Public Utility Commission (PUC) and the Federal Communications Commission (FCC). An amendment to the Pennsylvania Public Utility Act passed in 1993, provides for streamlined rate regulation and a method for determining rates other than the historic method of rate of return regulation for the state jurisdiction. This new regulation referred to as Chapter 30, provides a price stability mechanism in which a telephone companys annual revenues from non-competitive services may be permitted to change in line with the Gross Domestic Product Price Index, minus a productivity offset, with no limitation on earnings by the regulated company. In order for the Company to avail itself of the procedures permitted by Chapter 30, CTT and BVT must commit to providing universal broadband services by 2015. Both Companies filed Chapter 30 Plans in July 1998 and approval was received in January 2001. The interstate jurisdiction remains subject to rate of return regulation.

The telecommunication industry continues to undergo fundamental changes, which may have a significant impact on financial performance. The Federal Telecommunications Act of 1996, creates a regulatory environment that encourages competition. As rural companies, CTT and BVT are exempt from many of the most onerous aspects of competition unless prospective competitors can pass a public interest standard and agree to offer service throughout the telephone companies territories. In addition, in March 1998 CTT and BVT received approval by the Pennsylvania PUC of a petition that has significantly strengthened the companies competitive position relative to non-facilities based competition. However, facilities based competition is not precluded.

Management believes that competition will continue to bring many new opportunities for our competitive businesses. Management is endeavoring to position the Company to take advantage of these opportunities as they arise and remains optimistic about the future. During 2000 CNI grew its long distance business both in the CTT and BVT franchise territories, as well a surrounding areas. In addition the Company's competitive local telephone business became operational in 1998 and began offering service in Bell Atlantics franchise territory. Strong growth in this business segment was experienced in 2000 as a result of the addition of the State College, Pennsylvania territory. Strong growth is expected to continue in 2001.

Accounting for the Effects of Certain Types of Regulation ("SFAS 71")

The Company follows the accounting statement which recognizes the economic effect of rate regulation by recording costs and return on investment as such amounts are recovered through regulatory authorized rates. As of December 31, 2000, the Company had no regulated assets but had regulated liabilities totaling $552 thousand. The Company currently expects to follow the accounting practices prescribed by SFAS 71 in the foreseeable future, but, if the Company discontinued this practice, the effect of writing off any regulatory assets and liabilities would not be material to the Companys operations.

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

The following important factors could affect the future results of our company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) changes in economic and market conditions; (ii) effects of state and federal regulation; and (iii) the impact of new technologies. You should not place undue reliance on these forward- looking statements, which are applicable only as of the date hereof. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE and QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company does not invest funds in derivative financial instruments or other market risk sensitive instruments for any purpose. Furthermore, management believes that the market risk of its fixed-rate debt is immaterial to the Companys financial statements as a whole.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEPENDENT AUDITORS REPORT

To the Board of Directors

Conestoga Enterprises, Inc.

Birdsboro, Pennsylvania

We have audited the accompanying consolidated balance sheets of Conestoga Enterprises, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, common stockholders equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conestoga Enterprises, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule included in Item 14(a) (2) of Conestoga Enterprises, Inc.'s Form 10-K for each of the three years in the period ended December 31, 2000 is the responsibility of Conestoga Enterprises, Inc.'s management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

BEARD MILLER COMPANY LLP

Reading, Pennsylvania

January 26, 2001

CONESTOGA ENTERPRISES, INC. CONSOLIDATED BALANCE SHEETS
December 31,	2000	1999

	(In Thousands, Except Shares And Per Share Data)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,529	$2,507
Accounts receivable, including unbilled revenue, less allowance for doubtful accounts 2000 $ 747; 1999 $ 609	10,212	11,138
Inventories, at average cost	2,391	2,062
Prepaid expenses and other current assets	2,242	1,841

Total current assets	20,374	17,548

INVESTMENTS AND OTHER ASSETS
Assets held for sale	9,849	-
Cost in excess of net assets of businesses acquired, less amortization 2000 $ 8,309; 1999 $ 6,603	43,477	45,183
Investment in partnership	51	65
Investments in equity securities	491	3,724
Prepaid pension costs	3,053	2,871
Other	1,883	2,068

	58,804	53,911

PLANT
In service	191,463	180,119
Under construction	10,148	3,875
	201,611	183,994
Less accumulated depreciation	98,419	87,320

	103,192	96,674

	$182,370	$168,133

See Notes to Consolidated Financial Statements.

December 31,	2000	1999

	(In Thousands, Except Shares And Per Share Data)
LIABILITIES AND COMMON STOCKHOLDERS EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$4,705	$3,982
Current liability under capital lease	65	-
Note payable	-	1,000
Accounts payable	6,132	6,914
Accrued expenses:
Payroll and vacation pay	1,007	1,407
Taxes	895	1,290
Other	4,394	2,692

Total current liabilities	17,198	17,285

LONG-TERM LIABILITIES
Long-term debt, less current maturities	68,545	50,616
Liability under capital lease, less current portion	2,794	-
Accrued postretirement benefit cost	1,123	1,108
Other	1,270	1,039

	73,732	52,763

DEFERRED INCOME TAXES	9,794	10,878

COMMITMENTS

REDEEMABLE PREFERRED STOCK, par value $ 65 per share; authorized 900,000 shares; issued and outstanding 2000 141,288 shares; 1999 156,779 shares	9,184	10,191

COMMON STOCKHOLDERS EQUITY
Common stock, par value $ 1 per share; authorized 200,000,000 shares; issued 7,897,914 shares	7,898	7,898
Additional paid-in capital	44,123	44,147
Retained earnings	20,820	24,823
Accumulated other comprehensive income	238	1,667
Less cost of treasury stock 2000 33,427 shares; 1999 82,225 shares	(617)	(1,519)

	72,462	77,016

	$182,370	$168,133

CONESTOGA ENTERPRISES, INC. CONSOLIDATED STATEMENTS OF INCOME
Three Years Ended December 31,	2000	1999	1998
	(In Thousands, Except Per Share Data)

Operating revenues:
Local service	$14,983	$12,445	$10,436
Long distance and access service	48,587	51,082	47,358
Wireless service	4,048	2,426	739
Equipment and other	19,970	21,116	18,815

	87,588	87,069	77,348

Operating expenses:
Cost of operations	36,046	36,532	29,533
Depreciation and amortization	16,734	15,492	13,297
Selling, general and administrative	25,749	24,035	20,365

	78,529	76,059	63,195

Operating income	9,059	11,010	14,153

Other income (expense), net:
Interest expense	(4,976)	(4,101)	(3,929)
Income (loss) from unconsolidated partnership interests	(339)	(350)	424
Gain on sale of unconsolidated partnership interest	-	-	7,740
Gain on sale of investments in equity securities	2,118	-	73
Interest and dividend income	706	409	908
Other, net	(171)	(207)	136

	(2,662)	(4,249)	5,352

Income before income taxes	6,397	6,761	19,505

Income taxes	3,283	4,321	8,823

Net income	$3,114	$2,440	$10,682

Basic earnings per share	$0.33	$0.24	$1.32

Diluted earnings per share	$0.33	$0.24	$1.31

See Notes to Consolidated Financial Statements.

CONESTOGA ENTERPRISES, INC. CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
Three Years Ended December 31, 2000, 1999 and 1998

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital

	(In Thousands, Except Shares And Per Share Data)

Balance, December 31, 1997	5,228,977	$26,023	$24,326
Comprehensive income:
Net income	-	-	-
Change in net unrealized gains (losses) on securities, net of reclassification adjustment	-	-	-

Total comprehensive income

Common stock dividends ($ 0.81 per share)	-	-	-
Preferred stock dividends ($ 3.42 per share)	-	-	-
Common stock issued under stock-based plans and other equity changes	23,337	117	516
Conversion of preferred shares	-	-	81
Purchase of common stock for the treasury	-	-	-
3-for-2 stock split in the form of a 50% stock dividend	2,610,896	13,054	(13,054)

Balance, December 31, 1998	7,863,210	39,194	11,869
Comprehensive income:
Net income	-	-	-
Change in net unrealized gains (losses) on securities	-	-	-

Total comprehensive income

Reduction in par value from $ 5 per share to $ 1 per share	-	(31,330)	31,330
Common stock dividends ($ 0.83 per share)	-	-	-
Preferred stock dividends ($ 3.42 per share)	-	-	-
Common stock issued under stock-based plans and other equity changes	34,704	34	688
Conversion of preferred shares	-	-	260

Balance, December 31, 1999	7,897,914	7,898	44,147
Comprehensive income:
Net income	-	-	-
Change in net unrealized gains (losses) on securities	-	-	-

Total comprehensive income

Common stock dividends ($ 0.84 per share)	-	-	-
Preferred stock dividends ($ 3.42 per share)	-	-	-
Common stock issued under stock-based plans and other equity changes	-	-	(24)

Balance, December 31, 2000	7,897,914	$7,898	$44,123

See Notes to Consolidated Financial Statements.

	Accumulated
	Other
Retained	Comprehensive	Treasury Stock
Earnings	Income	Shares	Amount	Total

$24,475	$762	75,536	$(1,785)	$73,801

10,682	-	-	-	10,682
-	761	-	-	761

				11,443

(5,675)	-	-	-	(5,675)
(663)	-	-	-	(663)
-	-	(24,466)	653	1,286
-	-	(12,027)	333	414
-	-	86,074	(2,668)	(2,668)
-	-	62,558	-	-

28,819	1,523	187,675	(3,467)	77,938

2,440	-	-	-	2,440
-	144	-	-	144

				2,584

-	-	-	-	-
(5,876)	-	-	-	(5,876)
(560)	-	-	-	(560)
-	-	(47,230)	872	1,594
-	-	(58,220)	1,076	1,336

24,823	1,667	82,225	(1,519)	77,016

3,114	-	-	-	3,114
-	(1,429)	-	-	(1,429)

				1,685

(6,581)	-	-	-	(6,581)
(536)	-	-	-	(536)
-	-	(48,798)	902	878

$20,820	$238	33,427	$(617)	$72,462

CONESTOGA ENTERPRISES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Years Ended December 31,	2000	1999	1998

	(In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,114	$2,440	$10,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,734	15,492	13,297
(Income) loss from unconsolidated partnership interests	339	350	(424)
Gain on sale of unconsolidated partnership interest	-	-	(7,740)
(Gain) loss on sale of nonregulated property	1	206	(63)
Gain on sale of equity securities	(2,118)	-	(73)
Change in assets and liabilities, net of effects from acquisition of business:
(Increase) decrease in:
Accounts receivable	926	(1,550)	(268)
Materials and supplies	(329)	(292)	(410)
Prepaid expenses	(401)	(195)	(1,005)
Prepaid pension costs	(182)	(141)	(307)
Other assets	127	210	(351)
Increase (decrease) in:
Accounts payable	(782)	1,603	1,210
Accrued expenses and other current liabilities	907	1,516	(102)
Other liabilities	246	253	158
Deferred income taxes	(348)	596	117

Net cash provided by operating activities	18,234	20,488	14,721

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant, net of removal costs and salvage from retirements	(28,252)	(18,749)	(29,910)
Purchase of FCC licenses	-	(1,162)	-
Proceeds on sale of nonregulated property	14	35	193
Capital investments in unconsolidated partnership interests	(325)	-	(356)
Proceeds from sale of unconsolidated partnership interest	-	-	11,084
Purchase of equity securities	-	(200)	-
Proceeds from sale of equity securities	2,986	-	220
Acquisition of business, net of cash and cash equivalents acquired	-	-	(12,077)

Net cash used in investing Activities	(25,577)	(20,076)	(30,846)

CONESTOGA ENTERPRISES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Three Years Ended December 31,	2000	1999	1998
	(In Thousands)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings	$35,000	$1,500	$34,750
Principal payments on long-term debt	(16,348)	(4,172)	(3,775)
Principal payments on capital lease obligation	(41)	-	-
Debt issuance costs	-	-	(274)
Borrowings on line of credit	17,245	1,500	-
Principal payments on line of credit	(18,245)	(500)	-
Issuance of common stock under the employee stock purchase and dividend reinvestment plans and other equity changes	878	1,594	1,286
Common and preferred dividends paid	(7,117)	(6,436)	(6,338)
Purchase of common stock for the treasury	-	-	(2,668)
Redemption of preferred stock	(1,007)	(192)	(647)

Net cash provided by (used in) financing activities	10,365	(6,706)	22,334

Increase (decrease) in cash and cash equivalents	3,022	(6,294)	6,209

Cash and cash equivalents:
Beginning	2,507	8,801	2,592

Ending	$5,529	$2,507	$8,801

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$4,329	$4,104	$3,764

Income taxes	$4,490	$3,392	$9,616

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligation incurred for use of building	$2,900	$-	$-

Acquisition of business:
Current assets, net of cash acquired	$-	$-	$1,642
Property and equipment	-	-	2,051
Cost in excess of assets acquired	-	-	9,607
Liabilities assumed	-	-	(1,223)

	$-	$-	$12,077

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

CEI Networks, Inc. (CNI), which provides long distance and competitive local telephone services. CEI Networks was formed by a merger of two of CEI's wholly-owned subsidiaries, Conestoga Communications, Inc. and TeleBeam, Incorporated.

Conestoga Mobile Systems, Inc. (CMS), which provides paging communication services.

Conestoga Wireless Company (CWC), which provides wireless personal communication services (PCS).

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

The Company's local exchange carriers are subject to rate regulations by the Federal Communications Commission (FCC) and the Pennsylvania Public Utility Commission (PUC) and, accordingly, follow the accounting prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for Certain Types of Regulation."

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

Cost in excess of net assets of business acquired:

The excess of the acquisition cost over the net assets of the businesses acquired are being amortized by the straight-line method over 25 to 40 years. Management continually reviews the appropriateness of the carrying value of the excess acquisition cost and the related amortization period. Amortization expense for the years 2000, 1999 and 1998 was approximately $ 1,706,000, $ 2,287,000 and $ 2,203,000, respectively.

Investments:

All marketable equity securities are classified as available for sale. These securities are recorded at fair value based on quoted market prices, and unrealized gains, net of taxes, are reported in other comprehensive income. Gains and losses are determined using the specific-identification method.

The Company is accounting for its investment in partnership by the equity method.

Plant and depreciation:

Plant is recorded at cost. Depreciation is computed by the straight-line method. Depreciation expense on assets acquired under capital lease is included with depreciation expense on owned assets. Rates used for calculating depreciation are based on the economic useful lives of the assets. The effective composite depreciation rates for the years 2000, 1999 and 1998 were 7.72%, 7.58% and 7.51%, respectively.

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

CONESTOGA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising:

Advertising costs are expensed when incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998 was approximately $ 2,235,000, $ 1,513,000 and $ 1,307,000, respectively.

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

CONESTOGA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Employee benefits (continued):

401(k) savings plans:

The Company has contributory 401(k) savings plans for substantially all employees. The Company contributes matching amounts for participating employees in accordance with the provisions of the plans. The Company contributed approximately $ 530,000, $ 478,000 and $ 411,000 to the plans for 2000, 1999 and 1998, respectively.

Deferred compensation agreement:

The Company has a deferred compensation agreement with an officer which provides benefits payable to him upon retirement. The estimated liability under the agreement is being accrued over the expected remaining years of employment.

Reclassification:

Certain items in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 financial statement presentation. Such reclassifications had no impact on net income.

ACQUISITIONS

On January 31, 2000, the Company acquired all the outstanding shares of TeleBeam, Incorporated. The Company issued 734,962 shares to TeleBeam shareholders. The transaction is accounted for as a pooling of interests which, accordingly, required restatement of the financial statements. All financial information presented for current and prior periods include the results of TeleBeam, Incorporated.

CONESTOGA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACQUISITIONS (CONTINUED)

The results of operations of the separate entities for periods prior to the combination were as follows:

	Company	TeleBeam	Combined
	(In Thousands)

For the period from January 1, 2000 to January 31, 2000 (unaudited):
Revenues	$6,090	$1,116	$7,206
Net income (loss)	327	(73)	254

For the year ended December 31, 1999:
Revenues	71,199	15,870	87,069
Net income (loss)	3,826	(1,386)	2,440

For the year ended December 31, 1998:
Revenues	62,833	14,515	77,348
Net income	10,352	330	10,682

Net income for the period from January 1, 2000 to January 31, 2000 excludes merger costs for the Company and TeleBeam of approximately $ 100,000 and $ 745,000, respectively.

Dividends per share in the accompanying statements of common stockholders' equity represent the historical dividends per share of the Company. TeleBeam did not pay dividends in any of the years presented.

On March 10, 1998, TeleBeam acquired all of the outstanding shares of North American Communications, Inc. (NAC), a facilities-based interexchange company, for approximately $ 12.3 million. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of NAC are included in the Company's financial statements beginning on March 10, 1998. The initial purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values. The excess purchase price over the fair value of net assets acquired is being amortized over 25 years on the straight-line method.

CONESTOGA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENTS IN EQUITY SECURITIES

The following is a summary of the Companys investments in equity securities:

	December 31,
	2000	1999
	(In Thousands)
Marketable equity securities:
Aggregate cost	$143	$998
Gross unrealized gains	348	2,526

Fair value	$491	$3,524

The Companys investments in equity securities are concentrated in the telecommunications industry. The Company also had a $ 200,000 investment in a non-marketable equity security at December 31, 1999.

Proceeds and gross gains from the sale of equity securities were $ 2,986,000 and $ 2,118,000, respectively, for the year ended December 31, 2000.

Proceeds and gross gains from the sale of equity securities were $ 220,000 and $ 73,000, respectively, for the year ended December 31, 1998. There were no sales of equity securities in 1999.

INVESTMENT IN PARTNERSHIP

The following is a summary of the Company's investment in partnership:

	December 31,
	2000	1999
	(In Thousands)

PenTeleData, 10.951% interest	$51	$65

PenTeleData is a limited partnership which provides Internet access services in central and eastern Pennsylvania. PenTeleData is reported on the equity method in accordance with Statement of Position 78-9.

CONESTOGA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENT IN PARTNERSHIP (CONTINUED)

In May 1998, Berks and Reading Area Cellular Enterprises (BRACE), in which subsidiaries of the Company held a 70% interest, sold its partnership interest in Reading SMSA for $ 15,835,000, of which the Company received $ 11,084,000 and realized a pretax gain of $ 7,740,000. BRACE's sole activity was a 39% limited partnership interest in the Reading SMSA Limited Partnership, which provides cellular telephone service to the Reading metropolitan area. BRACE was reported on the equity method since the Company effectively had a 27.3% interest in the operating partnership.

The Companys equity in net income (loss) of the partnerships was approximately $ (339,000), $ (350,000) and $ 424,000 for 2000, 1999 and 1998, respectively, which in 1998 includes $ 493,000 from BRACE.

PLANT

Plant is carried at cost less accumulated depreciation and consists of the following:

	December 31,
	2000	1999
	(In Thousands)
Telephone plant:
In service:
Land and buildings	$5,654	$5,403
Digital switching equipment	50,736	47,373
Other equipment	7,552	7,025
Outside plant facilities	79,879	75,418
	143,821	135,219
Under construction	1,174	1,937
	144,995	137,156
Less accumulated depreciation	85,600	78,082

	59,395	59,074
Nonregulated property and equipment:
Land and buildings	3,577	677
Equipment	44,065	44,223
	47,642	44,900
Under construction	8,974	1,938
	56,616	46,838
Less accumulated depreciation	12,819	9,238

	43,797	37,600

	$103,192	$96,674

CONESTOGA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt is summarized as follows:

	December 31,
	2000	1999
	(In Thousands)

7.59% Series B Senior Notes, interest payable quarterly, principal due in annual installments of $ 1,454,000 from 2001 through 2011.	$16,000	$16,000
6.22%Senior Notes, interest payable quarterly, principal due in quarterly installments of $ 750,000 from 2001 through 2008.	21,000	21,000
6.89% term loan, interest payable quarterly, principal due in quarterly installments of $ 250,000 through 2002.	1,250	2,250
7.84% term loan, interest payable quarterly, principal due in quarterly installments of $ 500,000 from 2005 through 2014.	20,000	-
7.86% term loan, interest payable quarterly, principal due in quarterly installments of $ 375,000 from 2005 through 2014.	15,000	-
Other notes payable.	-	15,348
	73,250	54,598
Less current maturities	4,705	3,982

	$68,545	$50,616

The aggregate amounts of maturities of long-term debt for each of the five years subsequent to December 31, 2000 are as follows (in thousands):

2001	$4,705
2002	4,705
2003	4,455
2004	4,455
2005	7,955

CONESTOGA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LONG-TERM DEBT AND CREDIT ARRANGEMENTS (CONTINUED)

The Company has an unsecured credit agreement through June 30, 2001 with a bank under which it may borrow up to $ 10,000,000 for working capital or general business purposes in the form of line of credit loans or letters of credit. Interest is payable monthly on advances at the Company's option of either one percent below the bank's prime rate or .35 percent above the one month London Interbank Offered Rate (LIBOR) rate. There were no borrowings outstanding at December 31, 2000. There was $ 1,000,000 outstanding on the line of credit at December 31, 1999. The prime and one month LIBOR interest rates were 9.50% and 6.56% at December 31, 2000 and 8.50% and 5.63% at December 31, 1999. Issuance fees on letters of credit shall be mutually agreed between the bank and the Company on a case-by-case basis.

The Company also has an unsecured $ 10,000,000 line of credit from a bank available until June 30, 2001 with interest at the London Interbank Offered Rate plus .75% or at a rate to be negotiated. There were no borrowings outstanding on the line of credit at December 31, 2000 and 1999. The interest rate applicable to the line of credit was 7.31% and 6.58% at December 31, 2000 and 1999, respectively. In 1999, the available line of credit was $ 5,000,000.

On April 28, 2000, the Company entered into an unsecured $ 50,000,000 line of credit from a bank available until April 28, 2001 with interest at a rate selected at the option of the Company. The line of credit is automatically renewed on each anniversary date through April 28, 2005, unless either party gives written notice no less than 30 days prior to the anniversary date. The bank charges a commitment fee at an annual rate of 0.125% on the average daily unused portion of the line, payable quarterly. There were no borrowings outstanding on the line of credit at December 31, 2000.

The credit agreements contain provisions which, among other things, require maintenance of certain financial ratios and limit the amount of additional indebtedness. The Senior Notes also contain provisions which, among other things, restrict mergers and consolidations, encumbrances and sales of certain assets, redemptions of preferred stock and purchases of restricted investments. Under the most restrictive covenants of the debt agreements, approximately $ 4,889,000 of the consolidated retained earnings as of December 31, 2000 plus 75% of 2001 consolidated net income (as defined in the agreement) is available for payment of cash dividends in 2001.

CONESTOGA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL LEASE

In 2000, the Company entered into a long-term lease agreement for a building, that provides for monthly rentals of approximately $ 24,000 per month, including interest at 7.95% through April 2020.

The following is a schedule, by year, of the future minimum lease payments under the capital lease together with the present value of the net minimum lease payments (in thousands):

2001	$290
2002	290
2003	290
2004	290
2005	290
Thereafter	4,157
Total minimum lease payments	5,607
Less amount representing interest	2,748
Present value of net minimum lease payments	2,859
Less portion reflected as current liabilities	65

$2,794

At December 31, 2000, the building under capital lease was recorded as follows:

Cost	$2,900
Accumulated depreciation	91

$2,809

CONESTOGA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAX MATTERS

The provision for income taxes for the years ended December 31, 2000, 1999 and 1998 was as follows:

	2000	1999	1998
	(In Thousands)
Current:
Federal	$1,591	$1,914	$6,163
State	1,952	1,909	2,516

	3,543	3,823	8,679
Deferred:
Federal	190	676	221
State	(450)	(178)	(77)

	(260)	498	144

	$3,283	$4,321	$8,823

The income tax provision differs from the amount of income tax determined by applying the federal income tax rate to pretax income for the years ended December 31, 2000, 1999 and 1998 due to the following:

	2000	1999	1998

Normal statutory federal income tax rate	34.0%	34.0%	35.0%
Increase (decrease) resulting from:
State income tax, net of federal tax benefit	2.4	5.7	6.1
Valuation allowance	7.9	16.1	2.0
Goodwill amortization	6.9	9.5	3.3
Merger costs	3.5	-	-
Other	(3.4)	(1.4)	(1.2)

	51.3%	63.9%	45.2%

CONESTOGA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAX MATTERS (CONTINUED)

Net deferred tax liabilities consist of the following components as of December 31, 2000 and 1999:

	2000	1999
	(In Thousands)
Deferred tax liabilities:
Plant, in service	$11,794	$11,392
Prepaid pension costs	1,239	1,165
Investments	123	859

	13,156	13,416

Deferred tax assets:
Employee benefits	(720)	(1,018)
Net operating loss carryforwards	(4,438)	(3,248)
Other	(479)	(39)

	(5,637)	(4,305)

Valuation allowance	2,275	1,767

	$9,794	$10,878

Company has approximately $ 2,457,000 of net operating loss carryforwards for federal income tax purposes, which expire between the years 2006 and 2019.

Certain subsidiaries of the company have approximately $ 47,764,000 of net operating loss carryforwards for state income tax purposes which expire between the years 2005 and 2010. A valuation allowance of $ 2,275,000 and $ 1,767,000 was recorded at December 31, 2000 and 1999 for these state loss carryforwards which may expire unutilized. The valuation allowance was increased by approximately $ 508,000, $ 1,090,000 and $ 398,000 in 2000, 1999 and 1998, respectively.

Utilization of the net operating loss carryforwards is dependant upon future taxable income and is subject to statutory limitations.

CONESTOGA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEFINED BENEFIT PENSION PLANS

Information pertaining to the activity in the Company's defined benefit pension plans is as follows:

	Years Ended December 31,
	2000	1999
	(In Thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$16,970	$16,223
Service cost	665	605
Interest cost	1,183	1,083
Amendment	-	298
Actuarial (gain) loss	215	(448)
Benefits paid	(647)	(791)

Benefit obligation at end of year	18,386	16,970

Change in plan assets:
Fair value of plan assets at beginning of year	22,894	20,851
Actual return on plan assets	613	2,834
Employer contribution	-	-
Benefits paid	(647)	(791)

Fair value of plan assets at end of year	22,860	22,894

Funded status	4,474	5,924

Unrecognized net actuarial (gain)	(1,717)	(3,314)
Unrecognized prior service cost	963	1,043
Unrecognized net transition (asset)	(667)	(782)

Prepaid pension costs	$3,053	$2,871

CONESTOGA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEFINED BENEFIT PENSION PLANS (CONTINUED)

Net pension cost (benefit) for these Plans consisted of the following components:

	Years Ended December 31,
	2000	1999	1998
	(In Thousands)

Service cost	$665	$605	$540
Interest cost on projected benefit obligation	1,183	1,083	1,052
Expected return on plan assets	(1,926)	(1,750)	(1,600)
Net amortization and deferral	(104)	(79)	(10)

	$(182)	$(141)	$(18)

Assumptions used by the Company in the determination of pension plan information for 2000, 1999 and 1998 consisted of the following:

	2000	1999	1998

Discount rate	7.00%	7.00%	6.75%
Rate of increase in compensation levels	5.00	5.00	5.00
Expected long-term rate of return on plan assets	8.50	8.50	8.50

Plan assets consist primarily of U.S. Government securities, corporate bonds and common stocks, including CEI's common stock of $ 215,000, $ 215,000 and $ 293,000 at December 31, 2000, 1999 and 1998, respectively.

CONESTOGA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POSTRETIREMENT BENEFIT PLAN

Information pertaining to the activity in the postretirement benefit plan is as follows:

	Years Ended December 31,
	2000	1999
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,453	$1,415
Service cost	67	74
Interest cost	89	91
Actuarial (gain)	(159)	(91)
Benefits paid	(40)	(36)

Benefit obligation at end of year	1,410	1,453

Fair value of plan assets at end of year	-	-

Funded status	(1,410)	(1,453)

Unrecognized net actuarial (gain)	(388)	(386)
Unrecognized net transition obligation	675	731

Accrued postretirement benefit cost	$(1,123)	$(1,108)

Net postretirement benefit cost for this Plan consisted of the following components:

	Years Ended December 31,
	2000	1999	1998
	(In Thousands)

Service cost	$67	$74	$58
Interest cost on projected benefit obligation	89	91	86
Net amortization and deferral	21	43	37

	$177	$208	$181

Assumptions used by the Company in the determination of postretirement benefit plan information consisted of the following:

	Years Ended December 31,
	2000	1999	1998

Discount rate	7.00%	7.00%	6.75%

CONESTOGA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POSTRETIREMENT BENEFIT PLAN (CONTINUED)

For measurement purposes, a 5.5 percent (6.0 percent for 1999) annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000 and thereafter.

Assumed health care trend rates have a significant impact on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(In Thousands)

Effect on total of service and interest cost components	$30	$(24)
Effect on postretirement benefit obligation	229	(186)

REDEEMABLE PREFERRED STOCK

The Company has 141,288 outstanding shares of Series A Convertible Preferred Stock. Cumulative dividends of $ 3.42 per share per annum are paid semi-annually. Each share of preferred stock may be converted, at the option of the holder, into shares of Common Stock at a conversion price of $ 22.95, subject to adjustment under certain circumstances. Each holder may require the Company to redeem all or a portion of such holder's preferred stock for $ 65 per share plus accrued dividends.

The Company may redeem the stock, in whole or in part for $ 66.30, $ 65.65 and $ 65.00 per share beginning on May 31, 2001, 2002 and 2003 and thereafter respectively, plus all accumulated and unpaid dividends. In the event of liquidation of the Company, the holders of preferred stock shall be entitled to receive a distribution of $ 65 per share plus accrued dividends.

The number of preferred shares exchanged for shares of common stock and number of preferred shares redeemed for cash is as follows:

	2000	1999	1998

Number of preferred shares exchanged	-	20,558	6,370
Number of common shares issued	-	58,220	12,027

Number of preferred shares redeemed	15,491	2,952	9,959
Amount paid for redeemed shares	$1,007,000	$192,000	$647,000

CONESTOGA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCKHOLDERS' EQUITY

Stock split:

On January 26, 1999, the Company's Board of Directors authorized a 3-for-2 stock split effected in the form of a 50% stock dividend which was distributed on May 14, 1999. Stockholders' equity was restated to give retroactive recognition to the stock split as of December 31, 1998. References in the consolidated financial statements and the notes thereto with regard to per share and related data were restated in 1998 to give effect to this transaction.

Reduction in par value and increase in number of authorized shares:

On May 6, 2000, the stockholders approved an amendment to the Company's Articles of Incorporation increasing the number of authorized shares from 20 million shares to 200 million shares.

On May 1, 1999, the stockholders approved an amendment to the Company's Articles of Incorporation reducing the par value of the common stock from $ 5 per share to $ 1 per share, and increasing the number of authorized shares from 10 million to 20 million shares. As a result of the reduction in par value, common stock was reduced by $ 28,650,000 and additional paid-in capital was increased by the same amount.

Stock Purchase Plan:

Effective January 1, 1998, CEI established an employee stock purchase plan for eligible employees of CEI and its subsidiaries. Shares of common stock are purchased monthly by participating employees at a price of 95% of the stock's fair market value, as defined in the Plan document. A maximum of 150,000 shares are reserved for issuance under the Plan.

Dividend Reinvestment Plan:

The Company sponsors a Dividend Reinvestment Plan for all stockholders who wish to participate. Participants dividends and optional cash considerations are used to purchase shares of common stock. A participant's purchase price per share is fair market value, as defined in the Plan document.

Shareholder Rights Plan:

The Company adopted a Shareholder Rights Plan (the Rights Plan) in 2000 to protect stockholders from attempts to acquire control of the Company at an inadequate price. Under the Rights Plan, the Company will issue one right to purchase one share of the Company's common stock for $ 180 per share for each outstanding common share held.

CONESTOGA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCKHOLDERS' EQUITY (CONTINUED)

Shareholder Rights Plan (continued):

Upon acquisition of 15 percent or more of the Company's shares by an adverse party, or upon a tender offer by an adverse party to purchase 15 percent or more of the Company's shares, the rights of the adverse party are void, while the rights of all other shareholders entitle them to purchase $ 360 worth of common stock, at its then current market price, for $ 180.

The Rights Plan was not adopted in response to any specific effort to acquire control of the Company. The adoption of the Rights Plan had no dilutive effect, did not affect the Company's reported earnings per share, and was not taxable to the Company or its shareholders.

STOCK OPTION PLAN

The Company has a Stock Option Plan for the officers and employees of the Company. An aggregate of 450,000 shares of authorized but unissued common stock of the Company are reserved for future issuance under the Plan. The stock options have an expiration term of 10 years. The per share exercise price of a stock option shall be not less than the fair market value of the underlying common stock on the date the option is granted. There were 304,250 options available for grant at December 31, 2000.

A summary of the Company's stock option activity and related information for the years ended December 31, 2000 and 1999 is as follows:

	2000		1999
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding, beginning of year	41,750	$22.34	-	$-
Granted	109,000	17.48	41,750	22.34
Forfeited	(5,000)	22.34	-	-

Outstanding, end of year	145,750	$18.71	41,750	$22.34

CONESTOGA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK OPTION PLAN (CONTINUED)

There were no options exercisable at December 31, 2000. Exercise prices for options outstanding ranged from $ 17.48 to $ 22.34 per share. The weighted average remaining contractual life is 9.1 years.

The Company applies APB Opinion 25 and related interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's Stock Option Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method prescribed by FASB Statement No. 123, the Company's net income and earnings per share for the year ended December 31, 2000 and 1999 would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	2000	1999

Net income:
As reported	$3,114	$2,440
Pro forma	2,950	2,413

Basic and diluted earnings per share:
As reported	$0.33	$0.24
Pro forma	0.31	0.24

The fair value of each option grant of $ 4.95 and $ 3.27 for the years ended December 31, 2000 and 1999, respectively, is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2000	1999

Dividend yield	4.25%	4.00%
Expected life	9 years	9 years
Expected volatility	30.23%	14.80%
Risk-free interest rate	6.10%	6.01%

CONESTOGA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components at comprehensive income.

The components of other comprehensive income and related tax effects for the years ended December 31, 2000, 1999 and 1998 are as follows:

	2000	1999	1998
	(In Thousands)

Unrealized holding gains on available for sale securities, less tax effect 2000 $ (16); 1999 $ 74; 1998 $ 415	$(31)	$144	$803
Less reclassification adjustment for gains realized in net income, less tax effect 2000 $ 720; 1999 $ -0-; 1998 $ 31	1,398	-	42

	$(1,429)	$144	$761

CONESTOGA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2000	1999	1998
	(In Thousands, Except Per Share Data)
Numerator:
Net income	$3,114	$2,440	$10,682
Preferred stock dividends	(532)	(553)	(659)
Numerator for basic earnings per share, income available to common stockholders	2,582	1,887	10,023
Effect of dilutive securities, preferred stock dividends	-	-	659

Numerator for diluted earnings per share, income available to common stockholders after assumed conversions	$2,582	$1,887	$10,682

Denominator:
Denominator for basic earnings per share, weighted average shares	7,833	7,736	7,625
Effect of dilutive securities, convertible preferred stock and stock options	7	-	548

Dilutive potential common shares, denominator for diluted earnings per share, adjusted weighted average shares and assumed conversions	7,840	7,736	8,173

Basic earnings per share	$0.33	$0.24	$1.32

Diluted earnings per share	$0.33	$0.24	$1.31

The Company has excluded the convertible preferred stock from the computation of diluted earnings per share for 2000 and 1999, since they would have had an anti-dilutive effect. In addition, options to purchase 36,750 shares of common stock outstanding since June 1, 1999 were not included in the computation of diluted earnings per share since they were also anti-dilutive.

CONESTOGA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMITMENTS

At December 31, 2000, the Company had commitments for the purchase of equipment and materials approximating $ 3,578,000.

The Company leases remote sites and buildings under operating lease agreements which expire between August 2002 and June 2026. Future minimum payments under the leases are (in thousands):

2001	$1,605
2002	1,461
2003	1,083
2004	702
2005	326
Thereafter	521

$5,698

Rental expense included in the financial statements for the years ended December 31, 2000, 1999 and 1998 approximated $ 1,557,000, $ 1,205,000 and $ 721,000, respectively.

17

OPERATING SEGMENTS

The Company's reportable segments are strategic business units that offer different services. They are managed separately because each business unit requires different technology and marketing strategies. The Company has three reportable segments: Telephone - traditional telephone service provided by CTT and BVT; Wireless - paging and PCS communication services provided by CWC and CMS; and CLEC and Long- Distance - competitive local and long distance services provided by CNI. The "Other" column primarily includes the the equipment sales and consulting services provided by INF and corporate related items.

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

CONESTOGA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17

OPERATING SEGMENTS (CONTINUED)

Segment information as of and for the years ended December 31, 2000, 1999 and 1998 is as follows:

	Telephone	Wireless	CLEC And Long Distance	Other	Total
	(In Thousands)
2000:
Operating revenues from external customers:
Local service	$13,299	$-	$1,684	$-	$14,983
Long distance and access service	29,978	-	18,609	-	48,587
Wireless service	-	4,048	-	-	4,048
Equipment and other	7,897	637	2,839	8,597	19,970
	51,174	4,685	23,132	8,597	87,588
Intersegment operating revenues	3,535	110	93	60	3,798
Operating profit (loss)	20,513	(8,956)	(1,598)	(920)	9,059
Total assets	108,264	37,978	29,618	6,520	182,380
Capital expenditures	10,524	8,195	12,218	215	31,152
Depreciation and amortization	10,743	4,030	1,425	536	16,734

1999:
Operating revenues from external customers:
Local service	$11,640	$-	$805	$-	$12,445
Long distance and access service	30,978	-	20,104	-	51,082
Wireless service	-	2,426	-	-	2,426
Equipment and other	8,609	493	2,865	9,149	21,116
	51,227	2,919	23,774	9,149	87,069
Intersegment operating revenues	2,835	15	119	24	2,993
Operating profit (loss)	20,839	(8,035)	(986)	(1,019)	11,010
Total assets	110,718	33,704	19,996	6,798	171,216
Capital expenditures	10,373	6,987	1,264	125	18,749
Depreciation and amortization	10,110	3,153	1,129	1,100	15,492

CONESTOGA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OPERATING SEGMENTS (CONTINUED)

	Telephone	Wireless	CLEC And Long Distance	Other	Total
	(In Thousands)

1998:
Operating revenues fromexternal customers:
Local service	$10,352	$-	$84	$-	$10,436
Long distance and access service	31,674	-	15,684	-	47,358
Wireless service	-	739	-	-	739
Equipment and other	7,449	532	3,154	7,680	18,815
	49,475	1,271	18,922	7,680	77,348
Intersegment operating revenues	1,676	19	447	-	2,142
Operating profit (loss)	18,779	(5,265)	1,295	(656)	14,153
Total assets	106,924	33,315	20,041	10,144	170,424
Capital expenditures	7,477	20,848	1,364	221	29,910
Depreciation and amortization	9,932	1,432	853	1,080	13,297

Certain items in the schedule above need to be reconciled to the consolidated financial statements and are provided in the schedules below:

	Years Ended December 31,
	2000	1999	1998
	(In Thousands)

Revenues:
Total revenues for reportable segments	$82,729	$80,889	$71,810
Other revenues	8,657	9,173	7,680
Elimination of intersegment revenues
	(3,798)	(2,993)	(2,142)

Total consolidated revenues
	$87,588	$87,069	$77,348

Total assets:

Total assets for reportable segments	$175,860	$164,418	$160,280
Other assets	6,520	6,798	10,144
Elimination of intersegment receivables
	(10)	(3,083)	(527)

Total consolidated assets
	$182,370	$168,133	$169,897

CONESTOGA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SUBSEQUENT EVENT

During 2000, the Company decided to sell its existing towers, lease back space on the towers for its antennae and utilize the proceeds for capital expenditures. Accordingly, the book value of the towers, which are included in the Companys wireless segment, have be classified as assets held for sale.

In January 2001, the Company approved a letter of intent to sell the towers. As part of the transaction the Company would lease back antenna space on the towers for an initial term of ten years, engage the acquirer to develop and build additional towers to meet the Companys tower requirements, and lease antenna space on the additional towers. The transaction is contingent upon , among other things, the assignment of the Companys existing land leases for the towers, certain approvals or consents from the landlords and other parties, and the ability of the Company to give clear title to the towers and land to be conveyed as part of the transaction.

CONESTOGA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth
	(In Thousands, Except Per Share Data)

2000

Operating revenues	$21,947	$22,024	$21,613	$22,004
Operating income	1,592	2,794	2,574	2,099
Net income	381	1,360	771	602
Basic earnings per share	0.03	0.16	0.08	0.06
Diluted earnings per share	0.03	0.16	0.08	0.06

1999

Operating revenues	$20,533	$21,806	$21,980	$22,750
Operating income	3,132	3,497	2,151	2,230
Net income (loss)	1,055	1,259	191	(65)
Basic earnings (loss) per share	0.12	0.14	0.01	(0.03)
Diluted earnings (loss) per share	0.12	0.14	0.01	(0.03)

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

Albert H. Kramer; Age 46; President

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

Joseph P. Laffey; Age 48; Sr. Vice President, Administration

Mr. Laffey has been employed by the Company as Vice President, Regulatory and External Affairs, since May 1996. Prior to that he was employed by Commonwealth Telephone Company for 17 years, serving as Vice President of Revenue Requirements during the last year of his employment; and Director of Revenue Requirements for four years prior thereto.

Donald R. Breitenstein; Age 60; Sr. Vice President, Chief Financial Officer

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

Thomas C. Keim; Age 55; Sr. Vice President Local Exchange services

Mr. Keim was appointed Vice President Telecom Group in August, 1997. He had previously served as Vice President, Operations, since October, 1994, and prior to that as Network Services Manager since February 1984. Mr. Keim has been employed by CT&T since 1964.

Kenneth A. Benner; Age 53; Secretary/Treasurer

Mr. Benner has been employed by CT&T since 1974. He was elected to the board of directors of CT&T in 1972, and has served as its Secretary/Treasurer since 1982. He was elected Secretary/Treasurer and a member of the Companys Board at its organizational meeting in June, 1989. In June, 1996, he was appointed Vice President and General Manager of BVT.

Harrison H. Clement, Jr.; Age 57; Sr. Vice President Wireless Group

Mr. Clement began his career in the telecommunications industry in 1966 with the Bell system holding a variety of management positions of increasing responsibility until 1981. In 1981 he co-founded Infocore, Inc. serving as president since that time.

Ara Kervandjian; Age 34; Sr. Vice President Competitive Wireline Services

Mr. Kervandjian is Senior Vice President Wireline Services and is currently serving as President of CEI Networks, Inc., a wholly-owned subsidiary of the Company. Prior to joining the Company, Mr. Kervandjian founded and was the Chairman, President and Chief Executive Officer of TeleBeam, Inc. He served in this capacity from November 1992 through January 2000, when TeleBeam was acquired by the Company. In addition, Mr. Kervandjian has served as a director of Unico Corporation since November 1997, a real estate development company.

Stuart L. Kirkwood; Age 47; Sr. Vice President Technology Planning

Mr. Kirkwood is Senior Vice President of Technology Planning for the Company. Mr. Kirkwood joined the Company in June 2000. Prior to that he was employed by Commonwealth Telephone Enterprises, for 16 years, serving in various engineering and operations roles, the most recent being Vice President of Technology and Strategic Planning.

The information as to the Directors as set forth under the caption "Election of Directors" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 30, 2001 is incorporated by reference into this Report.

ITEM 11. EXECUTIVE COMPENSATION

The information as to the Executive Officers Compensation set forth under the caption "Executive Compensation" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 30, 2001 is incorporated by reference into this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Election of Directors" and "Security Ownership of Management" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 30, 2001 is incorporated by reference into this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information as to Certain Relationships and Related Transactions set forth under the caption "Directors Compensation" of the Proxy Statementrelating to the Annual Meeting of Shareholders to be held on May 30, 2001 isincorporated by reference into this Report.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

The following consolidated financial statements of Conestoga Enterprises,

Inc. and subsidiaries are included in Part II, Item 8: Opinion of Independent Certified Public Accountants

Consolidated balance sheets - December 31, 2000 and 1999

Consolidated statements of income - years ended December 31, 2000, 1999 and 1998

Consolidated statements of common stockholders equity - years ended December 31, 2000, 1999, and 1998

Consolidated statements of cash flows - years ended December 31, 2000, 1999 and 1998

Notes to consolidated financial statements

(a)(2) Financial Statement Schedules

CONESTOGA ENTERPRISES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2000, 1999 and 1998

Description	Balance At Beginning Of Period	Charged To Expenses	Charged To Other Accounts	Deductions	Balance At End Of Period

	(In Thousands)

Allowance for uncollectible accounts receivable:
Year ended December 31, 2000	$609	$986	$-	$(848)	$747
Year ended December 31, 1999	265	1,177	-	(833)	609
Year ended December 31, 1998	186	417	-	(338)	265

Valuation allowance for deferred tax assets:
Year ended December 31, 2000	1,767	508	-	-	2,275
Year ended December 31, 1999	677	1,090	-	-	1,767
Year ended December 31, 1998	279	398	-	-	677

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits -

(10) Material contracts Attachment 10K

(12) Statement re: Computation of Ratios Attachment 12

(21) Subsidiaries of the registrant Attachment 21E

(23) Letter of Consent of Independent Certified Public Accountants

(b)Reports on Form 8-K

    None

INDEX TO EXHIBITS	Page
(a) Articles of Incorporation, as amended	53 - 56*
(b) By-laws	57 - 66*
Instruments defining the rights of security holders
(b) Relevant portions of the by-laws	67*
Material contracts
(a) Amendment dated June 1, 1999 to Agreement Dated March, 22 1989 with Donald R. Breitenstein, Sr. Vice President, CFO	72-74***
(b) Agreement dated September 1, 1998 with Albert H. Kramer, President	59 - 67**
(c) Agreement dated May 29, 1999 with Joseph J. Laffey, Sr. Vice-President, Administration	61-67***
(d) Agreement dated June 30, 1999 with	67-72***
Harrison H. Clement, Jr., Sr. Vice President Wireless Services
(e) Agreement dated June 1, 1999 with	55-61***
Thomas C. Keim Sr. Vice President Local Exchange Services
(f) Agreement dated June 5, 2000 with 56 - 62 Stuart L. Kirkwood Sr. Vice President Technology Planning	56-62

The following agreements appear in the December 16, 2000 S-4 filing;

Exhibit 10.1 Agreement dated January 31, 2000 with Ara M. Kervandjian Sr. Vice President Competitive Wireline Services

Exhibit 10.2 Agreement dated January 31, 2000 with Heidi A. Nicholas Vice President Investor Relations-Corporate Development

Exhibit 10.5 Agreement dated January 31, 2000 with Troy A Knecht Vice President Technical Operations

Statement re: Computation of Ratios	63
Letter of Consent of Independent Public Accountants	63
Subsidiaries of the registrant	64

*These exhibits appear in the 1992 10K. ** This exhibit appears in the 1998 10K.
***This exhibit appears in the 1999 10K.

EMPLOYMENT AGREEMENT

AGREEMENT made this 5th day of June, 2000, between CONESTOGA ENTERPRISES, INC., a Pennsylvania business corporation, having its principal office in the Borough of Birdsboro, County of Berks and State of Pennsylvania (hereinafter called "Employer") and STUART L. KIRKWOOD, of 14 Rice Drive, Dallas, Pennsylvania 18612 (hereinafter called the "Employee").

A G R E E M E N T

1. Employment. The Employer employs the Employee and the Employee accepts employment by Employer and its subsidiaries and affiliates, upon the terms and conditions of this Agreement.

2. Term. The term of this Agreement shall be three (3) years commencing on June 5, 2000 and shall terminate on June 4, 2003. It is the intention of the Employer and the Employee that this relationship shall continue beyond the three (3) years period but either party may terminate the same under the terms hereinafter set forth in this Agreement.

3. Compensation.

(a) For all services rendered by the Employee, the Employer shall (i) pay Employee a base salary of One Hundred Forty-Five Thousand Dollars ($145,000.00) per year, payable in equal weekly installments at the end of each week, (ii) include the Employee as a participant in the Employer's Executive Incentive Plan, and (iii) include the Employee as a participant in the Employer's salaried employees' benefit programs. Salary payments shall be subject to withholding and other applicable taxes.

(b) Employer will review Employees compensation on an annual basis along with the review of all its management employees.

4. Duties. The Employee shall serve as the Employers Senior Vice President of Technology Planning and shall be responsible for the Employer's overall Technology Planning matters. The exact responsibilities for the position are set forth in the job description for Senior Vice President of Technology Planning of the Employer. A copy of said job description is attached hereto and referred to as Schedule A.

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

11. Termination for Proper Cause. Employer may terminate Employees employment at any time for "proper cause". Proper cause for the termination of Employees employment shall be as follows:

(a) Violation by Employee of the restrictive covenants set forth in paragraph 7 hereof;

(b) Employee's illegal conduct; or.

(c) Employees willful dereliction of his duties to the Company.

12. Severance Compensation.

12.1 General Rule. Unless the provisions of Paragraph 12.2 apply, in the event of the termination of the Employees employment by the Employer, other than for cause, prior to the expiration of the three (3) year term referred to in Paragraph 2, the Employer shall be obligated to pay to the Employee, within fifteen (15) days after the date of termination, an amount equal to the greater of: (i) fifty percent (50%) of the Employees annual salary determined as of the date of termination of employment, or (ii) the aggregate salary otherwise payable to the Employee for the balance of the three (3) year term referred to in Paragraph 2, determined as of the date of termination of employment. Additionally, all granted Executive Stock Options vest and are exercisable over the next three years.

12.2 Change of Control. If, during the term of this Agreement, the Employees employment with the Employer is terminated after a change of control, as defined below, (hereinafter called "Control Termination"), either by the Employee or by the Employer, the Employer shall pay to the Employee the Employee's annual salary, determined as of the date of the Control Termination, for a period of three (3) years from and after the date of the Control Termination in such periodic installments as were being paid at the time of the Control Termination. The Employer shall be obligated to make such payment in lieu of, and not in addition to, the Employers payment obligations under Paragraph 12.1. Additionally, all Executive Stock Options both granted and future obligations as stated in the employer's April 28, 2000 employment offer letter to employee will become immediately exercisable. For purposes of this Agreement, a change of control shall be deemed to have occurred in the event of: (i) the acquisition, directly or indirectly, by any person or entity, or persons or entities acting in concert, whether by purchase, merger, consolidation or otherwise, of voting power over that number of voting shares of the capital stock of the Employer which, when combined with the existing voting power of such persons or entities, would enable them to cast fifty percent (50%) or more of the votes which all shareholders of the Employer would be entitled to cast in the election of directors of the Employer, or (ii) the sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Employer to a transferee other than Employer or an entity of which a controlling interest is owned by Employer.

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

14. Restricted Covenant. For a period of three (3) years after the termination or expiration of this Agreement, the Employee shall not within Berks County or Union County, Pennsylvania, directly or indirectly, own, manage, operate, control, be employed by, participate in, or be materially connected in any manner with the ownership, management, operation or control of any business, which generates more than 30% of its overall revenue in Berks or Union Counties, that is similar and competitive to the type of business conducted by the Employer. In the event of the Employee's actual or threatened breach of this paragraph, the Employer shall be entitled to a preliminary restraining order and injunction restraining the Employee from violating its provisions. Nothing in this Agreement shall be construed to prohibit the Employer from pursuing any other available remedies for such breach or threatened breach, including the recovery of damages from the Employee.

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

CONESTOGA ENTERPRISES, INC.

By ____________________________________

Chairman

Attest _________________________________

Secretary

_________________________________(SEAL)

Stuart L. Kirkwood

EXHIBIT 12
CONESTOGA ENTERPRISES, INC.

STATEMENT RE: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

Years Ended December 31,	2000	1999	1998	1997	1996
	(In thousands, except ratios)

Consolidated pre-tax income	$6,397	$6,761	$19,505	$17,248	$14,444

Undistributed earnings from unconsolidated partnership interests	-	-	-	(1,345)	(1,257)

Equity in losses from unconsolidated partnership interests	339	350	69	-	-

Interest	4,976	4,101	3,929	2,034	1,363

Earnings	$11,712	$11,212	$23,503	$17,937	$14,550

Interest	$4,976	$4,101	$3,929	$2,034	$1,363

Preferred stock dividends (1)	895	931	1,128	1,150	671

Fixed charges and preferred stock dividends	$5,871	$5,032	$5,057	$3,184	$2,034

Ratio	1.99	2.23	4.65	5.63	7.15

(1) Preferred stock dividends/(100% - income tax rate)

EXHIBIT 23

CONSENT OF BEARD MILLER COMPANY, LLP.

We hereby consent to the incorporation by reference in the Registration Statements (Forms S-8, File No. 333-79503 and File No. 333-41283 and Form S-3, File No. 333-26663) of our report, dated January 26, 2001, relating to the consolidated financial statements of Conestoga Enterprises, Inc. included in its Annual Report (Form 10-K) for the year ended December 31, 2000.

/s/ BEARD MILLER COMPANY LLP

Reading, Pennsylvania

March 29, 2001

Attachment 21E

SUBSIDIARIES OF CONESTOGA ENTERPRISES, INC.
1.	The Conestoga Telephone and Telegraph Company Incorporated August 20, 1902 Pennsylvania Operates - The Conestoga Telephone and Telegraph Company
2.	Buffalo Valley Telephone Company Incorporated October 18, 1995 Pennsylvania Operates - Buffalo Valley Telephone Company
3.	CEI Networks, Inc. Incorporated November 4, 1999 Pennsylvania Operates - CEI Networks, Inc.
4.	Conestoga Mobile Systems, Inc. Incorporated April 1, 1991 Pennsylvania Operates Conestoga Mobile Systems, Inc.
5.	Conestoga Wireless Company Incorporated January 1, 1998 Pennsylvania Operates - Conestoga Wireless Company
6.	Conestoga Investment Corporation Incorporated November 27, 1996 Delaware Operates - Conestoga Investment Corporation
7.	Infocore, Inc. Incorporated March 3, 1997 Pennsylvania Operates - Infocore, Inc.
8.	TeleBeam USA, Inc. Incorporated December, 1994 Delaware Operates - TeleBeam USA, Inc.

Pursuant to the requirement of Section 13 or 15(d) of the Securities

Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONESTOGA ENTERPRISES, INC.

Date March 30 2001	By __\s\ Albert H. Kramer__ Albert H. Kramer President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.
Date __3/30/01___	__\s\ John R. Bentz___________ John R. Bentz Chairman of the Board
Date __3/30/01___	__\s\ James H. Murray_________ James H. Murray Vice Chairman
Date __3/30/01___	__\s\ Kenneth A Benner________ Kenneth A. Benner Secretary/Treasurer
Date __3/30/01___	___\s\ Donald R. Breitenstein_ Donald R. Breitenstein Sr. Vice President, CFO
Date __3/30/01___	__\s\ Thomas E. Brown_________ Thomas E. Brown Director
Date __3/30/01___	___\s\ John M. Sausen_________ John M. Sausen Director
Date __3/30/01___	__\s\ Richard G. Weidner_______ Richard G. Weidner Director
Date __3/30/01___	__\s\ Robert M. Myers__________ Robert M. Myers Director
Date __3/30/01___	___\s\ Jean M. Ruhl____________ Jean M. Ruhl Director