Form 10-Q
period 2001-03-31
CONESTOGA ENTERPRISES INC
filed 2001-05-15
CIK 854727

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

For quarter ended March 31, 2001
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

Yes X No

As of March 31, 2001, the outstanding number of shares of Common Stock, par value $1.00, was 7,879,435.

CONESTOGA ENTERPRISES, INC. CONSOLIDATED BALANCE SHEETS ( UNAUDITED ) March 31, 2001 and December 31, 2000 (In Thousands, Except Shares and Per Share Data)
ASSETS
	March 31	December 31
	2001		2000
Current Assets
Cash and Cash Equivalents	$2,043		$5,529
Accounts receivable, including unbilled
revenue	11,054		10,212
Inventories, at average cost	2,926		2,391
Prepaid taxes	229		0
Prepaid expenses	2,182		2,242
Total Current Assets	18,434		20,374

Investments and Other Assets
Assets held for sale	9,969		9,849
Cost in Excess of Net Assets of Businesses Acquired	43,132		43,477
Investments in partnerships			51
Investments in equity securities	491		491
Prepaid Pension Costs	3,108		3,053
Other	2,008		1,883
	58,708		58,804
Plant
In Service	196,654		191,463

Under Construction	9,669		10,148
	206,323		201,611
Less accumulated depreciation	101,722		98,419
	104,601		103,192

Total Assets	$181,743		$182,370

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONESTOGA ENTERPRISES, INC. CONSOLIDATED BALANCE SHEETS ( UNAUDITED ) March 31, 2001 and December 31, 2000 ( In Thousands, Except Shares and Per Share Data)

LIABILITIES AND STOCKHOLDERS' EQUITY
	March 31	December 31
	2001		2000
Current Liabilities
Current maturities of long term debt	$5,455		$4,705
Current liability under capital lease	66		65
Notes payable	0		0
Accounts payable	6,830		6,132
Accrued:
Taxes	0		895
Payroll & Vacation Pay	1,075		1,007
Other	4,696		4,394

Total Current Liabilities	18,122		17,198

Long Term Liabilities
Long term debt, less current maturities	67,545		68,545
Liability under capital lease, less current maturities	2,777		2,794
Accrued post retirement cost	1,065		1,123
Other	1,410		1,270
	72,797		73,732
Deferred Income Taxes	9,779		9,794

Convertible\Redeemable Preferred Stock
Par value $65 per share; authorized 900,000 shares; issued and outstanding; 3/31/01 - 139,333 12/31/00 - 141,288	9,057		9,184

Common Stockholders' Equity
Common Stock par value $1 per share; authorized
200,000,000 shares; Issued 7,897,914	7,898		7,898
Additional Paid-In Capital	44,053		44,123
Retained earnings	20,140		20,820
Net unrealized appreciation on
marketable equity securities	238		238
Less cost of treasury stock; 3/31/01 18,479 shares and
12/31/00 33,427 shares	(341)		(617)
	71,988		72,462

Total Liabilities and Stockholders' Equity	181,743		182,370

CONESTOGA ENTERPRISES, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) THREE MONTHS ENDED MARCH 31, 2001 and 2000 ( In Thousands, Except Per Share Data)
	THREE MONTHS ENDED
	2001		2000*

Operating Revenues:
Local Services	$4,370		$3,390
Long Distance and Access Services	12,201		12,096
Wireless Services	1,335		704
Equipment and Other	4,852		5,498
	22,758		21,688

Operating Expenses:
Cost of Operations	11,044		10,910
Depreciation and Amortization	4,371		4,112
Selling, General and Administrative	4,071		5,104
	19,486		20,126

Operating Income	3,272		1,562

Other Income(Deductions), Net:
Interest Expense	(1,314)		(1,029)
Loss from unconsolidated
partnership interest	(33)		(86)
Gain on Sale of Securities	0		807
Other, Net	53		126
	(1,294)		(182)

Income Before Income Taxes	1,978		1,380
Income Taxes	1,004		999
Net Income	$974		$381

Basic earnings per common share	$0.11		$0.03
Diluted earnings per common share	$0.11		$0.03
Dividends per common share	$0.21		$0.21
* Some 2000 amounts have been restated to conform to current years presentation.

CONESTOGA ENTERPRISES, INC. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED) THREE MONTHS ENDED MARCH 31, 2001 and 2000 ( In Thousands, Except Per Share Data)
		2001	2000
Net Income		$974	$381
Unrealized gains on Securities
Unrealized holding gains during period		0	(101)
Less: reclassification adjustment for gains included in net income		0	(531)
Comprehensive Income		$974	($251)
CONESTOGA ENTERPRISES, INC. CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (in thousands)
		2001	2000
Cash Flows from Operating Activities
Net cash provided by operating activities		$3,865	$3,447

Cash Flows From Investing Activities
Purchase of Plant, net of removal costs and salvage		(5,522)	(4,390)
Proceeds from sale of marketable equity securities		0	1,237
Proceeds from sale of unconsolidated partnership interests		0	0
Capital investments in unconsolidated partnershp interests		0	(324)

Net cash used in investing activities		(5,522)	(3,477)
Cash Flows From Financing Activities
Proceeds from long-term borrowing		0	500
Proceeds from short-term borrowing (net)		0	13,745
Proceeds from capital lease financing		0	0
Principal payments on long term borrowing		(250)	(12,596)
Principal payments on capital lease financing		(16)	0
Proceeds from issuance of stock		29	29
Proceeds from issuance of stock under the
dividend reinvestment plan		189	201
Common stock dividends paid		(1,654)	(1,641)
Preferred stock redemption		(127)	(85)
Preferred stock dividends paid		0	(1)
Purchase of common stock for the treasury		0	0

Net cash provided by (used in) financing activities		(1,829)	152

Increase (decrease) in cash and cash equivalents		(3,486)	122
Cash and cash equivalents
Beginning		5,529	2,507
Ending		$2,043	$2,629

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Payments for:
Interest		$1,396	$979
Income Taxes		$592	$427

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The December 31, 2000 condensed balance sheet data was derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes included in Conestoga's 2000 Annual Report on Form 10-K.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the 2000 revenues and expenses have been restated to conform to the current reporting period presentation.

NOTE 2: EARNINGS PER SHARE

   Per share data for the three months ended March 31, 2001 and 2000 are based on the weighted average number of shares outstanding of 7,867,516 and 7,817,394 for 2001 and 2000 respectively. Net income available for the common shareholders was approximately $841,000 and $247,000 for 2001 and 2000 respectively. Net income available for common shareholders differs from net income on the consolidated statement of income by the amount of preferred stock dividends.

   The effect of convertible preferred stock and the effect of stock options outstanding were anti-dilutive and therefore excluded from the computation of diluted earnings per share.

NOTE 3: OPERATING SEGMENTS

   The Company's reportable segments are strategic business units that offer different services. They are managed separately because each business unit requires different technology and marketing strategies. The Company has three reportable segments: Telephone - traditional telephone service provided by Conestoga Telephone and Telegraph Company (CTT) and Buffalo Valley Telephone Company (BVT); Wireless paging and PCS communication services provided by Conestoga Wireless Company (CWC) and Conestoga Mobile Systems (CMS); and CLEC and full service inter-exchange long distance provided by Conestoga Networks, Inc. (CNI). The "Other" column primarily includes equipment sale and consulting services provided by Infocore, Inc.(INF), and corporate related items.

   The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on profit or loss from operations before corporate allocations, interest, income taxes and non-recurring gains and losses. Transactions occurring between segments are recorded on the same basis as transactions with third parties.

   Segment information as of March 31, 2001 and 2000 are as follows:

	Telephone	Wireless	CLEC and Long Distance	Other	Total
	( in thousands )
Three months ended March 31, 2001: Operating revenuesfrom external customers;
Local Service	$ 3,449	$ -	$ 921	$ -	$ 4,370
Long distance and access service	8,026	$ -	4,175	$ -	12,201
Wireless service	$ -	1,335	$ -	$ -	1,335
Equipment and Other	1,958	295	562	2,037	4,852
	13,433	1,630	5,658	2,037	22,758

Inter-segment operating Revenues	668	19	71	0	758
Operating profit (loss)	5,922	(2,100)	(595)	45	3,272
Total Assets	118,308	38,978	30,097	5,189	192,572
Capital expenditures	2,897	1,670	915	40	5,522
Depreciation and Amortization	2,781	1,102	439	49	4,371

Three months ended March 31, 2000: Operating revenues from external customers;
Local Service	$ 3,099	$ -	$ 291	$ -	$ 3,390
Long distance and access service	7,456	-	4,640	-	12,096
Wireless service	-	704	-	-	704
Equipment and Other	1,904	238	584	2,772	5,498
	12,459	942	5,515	2,772	21,688

Inter-segment operating Revenues	904	30	21	-	955
Operating profit (loss)	4,651	(2,241)	(635)	(213)	1,562
Total Assets	117,740	31,008	19,593	6,653	174,994
Capital expenditures	2,053	1,884	359	94	4,390
Depreciation and Amortization	2,621	919	294	278	4,112

Certain items in the schedule above need to be reconciled to the consolidated financial statements and are provided in the schedules below:

	Three Months Ended
	March 31 2001	March 31 2000
Revenues:
Total revenue for Reportable segments	$ 21,479	$ 19,871
Other Revenues	2,037	2,772
Elimination of Intersegment revenues	(758)	(955)
Total consolidated revenues	$ 22,758	$ 21,688
Total Assets:
Total assets forReportable segments	$187,383	$ 168,341
Other assets	5,189	6,653
Elimination and adjustments	(10,829)	(7,061)
Total consolidated assets	$181,743	$ 167,933

NOTE 4: SUBSEQUENT EVENTS

   During 2000, the Company decided to sell its existing towers, leaseback space on the towers for its antennae and utilize the proceeds for capital expenditures. Accordingly, the book value of the towers, which are included in the Company's wireless segment, have been classified as assets held for sale.

   On April 26, 2001, the Company announced that it had entered into an Asset Acquisition Agreement, a Master Lease Agreement and a Build-to-Suit Agreement with Mountain Union Telecom, LLC for digital communication towers located throughout Eastern and Central Pennsylvania. The cash transaction is valued at approximately $21 million. Under the agreement Mountain Union will acquire 76 towers from Conestoga and build 20 additional towers for Conestoga over the next two years. Conestoga will lease back space on the towers purchased by Mountain Union under a ten-year license agreement, with rights to renew each license for two additional five-year terms.

   On April 27, 2001 the Company announced that it has engaged Legg Mason Wood Walker, Inc. as its financial advisor to assist the Company in the exploration and evaluation of strategic alternatives. These alternatives include the potential sale or merger of the Company, spinning off or selling certain of the Company's properties, entering into other business combinations and/or remaining independent.

NOTE 5: OTHER

   Certain items of the March 31, 2000 consolidated financial statements have been restated to conform to the March 31, 2001 financial statements. There was no impact on net income.

   Inventories, at average cost, are both material and supplies used to provide service, and equipment held for resale.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE QUARTERLY INCOME STATEMENTS

Overview

   During the first quarter of 2001, the Company's net income was $974 thousand, $0.11 per common share, compared to $381 thousand, $0.03 per common share, in the first quarter of 2000, and $602 thousand, $0.06 per common share, in the fourth quarter of 2000.

   The Company's net income during the first three months of 2000 included an after tax gain totaling $532 thousand from the sale of investment securities. No such investment securities were sold during the first three months of 2001.

   The Company's net income for the first three months of 2000 also included $837 thousand in one time acquisition costs associated with the acquisition of TeleBeam.

   After normalizing the Company's net income for the first three months of 2000 for the two events mentioned above net income would have been $686.

   The Company's net income for the first three months of 2001 and 2000 were negatively impacted by the operating expenses of Conestoga Wireless Company's wireless telecommunications system, known as Personal Communications Service ("PCS"), and the operating expenses of the long distance and competitive local exchange services of CEI Networks, Inc. Both segments of the business have shown improvements during the first quarter 2001 when compared with the first quarter of 2000. The PCS revenue increased 73% during this period and the customer base increased 53%, with over 17 thousand customers as of March 31, 2001. The CLEC revenues increased 216% when comparing the two periods, and the customer base increased in excess of 8,000 lines with over 12,500 lines in service on March 31, 2001. Long distance revenues declined 10% during the first quarter 2001 mostly due to pricing competition and lower minutes of use.

   The access lines in service of the Company's local exchange carriers at the end of the first quarters of 2001 and 2000 were 83,750 and 80,006 respectively, an increase of 4.7% during the twelve month period.

   The Company's subscriber and access line data as of March 31, 2001 and December 31, 2000 is as follows:

	Mar. 31	Dec. 31
	2001	2000	change
LEC Lines	83,750	82,844	+1%
CLEC Lines	12,593	10,928	+15%
PCS Subscribers	17,179	15,405	+12%
Long Distance Subscribers	37,666	36,754	+2%
Paging Lines	5,514	5,904	-7%
DSL Subscribers	743	567	+31%
Cable Modem Subscribers	381	350	+9%
Video Subscribers	2,690	2,561	+5%

RESULTS OF OPERATIONS

REVENUES
Operating Revenues:
	Increase/(Decrease) (in thousands)
First Quarter Ended March 31, 2001 compared to March 31, 2000
Local Service	$ 980	28.9%
Long Distance and Access Service	105	0.9%
Wireless Service	631	89.6%
Equipment and Other	(646)	(11.7%)

Total	$1,070	4.9%

   Operating revenues increased during the first three months of 2001 over the first three months of 2000 by $1.1 million or 4.9% due to substantial increases in local service revenues and wireless PCS revenues. Access revenues from the local exchange carriers increased primarily due to increased inter-lata settlements. The Company's long distance revenues declined mostly due to price competition and due to local exchange carrier's rate reduction in the second quarter of 2000. The increase in wireless revenues is directly related to the increase in subscribers from the first quarter of 2000. Equipment and other revenues are lower primarily due to completion of the installation of security monitoring systems for a major account during the first quarter of 2000.

Local Service

   Conestoga Telephone and Telegraph Company ("Conestoga Telephone") and Buffalo Valley Telephone Company ("Buffalo Valley Telephone"), the local telephone companies, and CEI Networks, the competitive local exchange company, contributed to the increase in local service revenue during the first quarter of 2001. The Company had a total of 96,343 access lines in service as of March 31, 2001, an increase of 2,571 lines during the first three months of 2001.

   The local service rates of Conestoga Telephone and Buffalo Valley Telephone increased during the second quarter of 2000 as a result of the Pennsylvania Public Utility Commission's "Global Order". The competitive local exchange companies' revenue during the first quarter of 2001 was 216% greater than their revenue during the first quarter of 2000 primarily due to the increase in subscribers.

Long Distance and Access Service

   Long Distance and Access Service revenues are generated by Conestoga Telephone and Buffalo Valley Telephone, and CEI Networks. The access revenues of Conestoga Telephone and Buffalo Valley Telephone together increased during the first three months of 2001 mostly due to increased inter-lata settlements. Minutes of use were up slightly this quarter over the first quarter of 2000. As a result of the "Global Order" access rates and long distance were reduced in the second quarter of 2000.

   Intralata competition within Pennsylvania and the long distance rate decrease have caused long distance revenue of Conestoga Telephone, Buffalo Valley Telephone and CEI Networks to decline. During the first three months of 2001 the combined long distance revenues of Conestoga Telephone and Buffalo Valley Telephone declined 27.9%, or $266 thousand, and the long distance revenues of CEI Networks decreased 10.0%, or $465 thousand compared to the first three months of 2000.

Wireless Service

   Wireless Service revenue is generated by Conestoga Wireless Company's PCS service and Conestoga Mobile System's paging service. During the first quarter of 2001, Conestoga Wireless generated $1.220 million in PCS revenue, as compared with $663 thousand during the first quarter of 2000. As of March 31, 2001, Conestoga Wireless had 17,179 subscribers adding 1,774 during the first three months of 2001.

Equipment and Other

   Equipment and Other revenues include the sale and lease of communications equipment, including telephones, PBX equipment, pagers and PCS wireless telephones, by all of the subsidiaries. Billing and collection revenue and directory advertising revenue are also included as revenue of the telephone company subsidiaries. Together the local exchange carrier's equipment revenues were even for the first three months of 2001 compared with the first three months of 2000. Infocore's equipment sales decreased due to the completion of the security system installation in the first quarter of 2000, as mentioned above.

EXPENSES:
Operating Expenses
	Increase (Decrease) (in thousands)
First Quarter Ended March 31, 2001 compared to March 31, 2000
Cost of Operations	$ 134	1.2%
Depreciation and Amortization	259	6.3%
Selling, General and Administrative	(1,033)	(20.2%)

Total	$ (640)	(3.2%)

   The 3.2% decrease in operating expenses during the first quarter of 2001 from the first quarter of 2000 was caused mostly by one-time acquisition costs associated with the TeleBeam acquisition booked during the first quarter of 2000. The telco operating expenses during the first quarter 2001 were 6.1% lower when compared with the first quarter of 2000, mostly in labor related charges. The wireless operating expenses during the first quarter 2001 increased 18.5% over the first quarter 2000, and CLEC and long distance operating expenses increased 2.3%.

Cost of Operations

   The increase in network operations and cost of sales expenses during the first three months of 2001 was caused in large part by the expansion of the Company's PCS, long distance and CLEC businesses. CEI Networks long distance cost of operations declined 6%, or $205 thousand, due to a decline in the rates charged by the long distance carriers that provide its long distance access. CEI Networks CLEC costs and Conestoga Wireless's PCS costs increased 56% and 25% respectively directly related to the expansion of the services. Infocore's equipment costs decreased 57%, or $578 thousand due to completion of the installation contract mentioned above. Conestoga Telephone's and Buffalo Valley Telephone's cost of operations increased by 12%.

Depreciation and Amortization

   Depreciation and amortization expenses include charges from all of the subsidiaries. The continued build-out of the wireless PCS and the CLEC infrastructures caused a large portion of the increase in depreciation and amortization expenses from the first quarter of 2001 to the first quarter of 2000. The increase in the depreciation and amortization expenses of the PCS and the CLEC infrastructures was $337 thousand, or 28%, between the two quarters. Comparing the same quarters, the local telephone companies' combined depreciation expense increased $160 thousand or 6%.

   These increases were offset by the completion of the amortization of the purchase price of the 1997 acquisition of Infocore during the second quarter of 2000.

Selling, General and Administrative

   The Company and all of its subsidiaries incur selling, general and administrative expenses. Selling expenses include customer care expenses along with advertising and marketing. General and administrative expenses include executive, accounting and finance, information technology expenses, and taxes other than income. When comparing the first quarter 2001 with the first quarter of 2000 the decrease is primarily due to costs associated with the acquisition of TeleBeam, Inc. as mentioned above, and reduction in Pa Capital stock tax rate in the second quarter of 2000.

   When comparing the first three months of 2001 with the first three months of 2000 the telephone companies selling general and administrative costs declined 28%, or $699 thousand mostly in labor related charges as the result of an allocation study for shared corporate services for sales and marketing, human resource and management information personnel. Conestoga Wireless's selling, general and administrative expenses increased only 2.7%, and CEI Networks were down 16%.

Operating Income	Increase (Decrease) (in thousands)

First Quarter Ended March 31, 2001 compared to March 31, 2000	$ 1,710	109.5%

   Operating income during the first three months of 2001 compared with the first three months of 2000 reflects improvement from all subsidiaries of the Company. The continued expansion of the Company's CLEC and PCS business produced negative operating results in both periods. The CLEC and long distance business recorded an operating loss of $595 thousand during the first three months of 2001 compared with an operating loss of $635 thousand in the first three months of 2000. The PCS business incurred an operating loss of $2.1 million this current period compared with an operating loss of $2.2 million for the same period of 2000. The first three months of 2000 included $837 thousand one-time costs associated with the TBI acquisition. Without those one-time charges operating income for the first three months of 2001 would have been 36% greater than the first three months of 2000.

   The telephone companies' operating income during the first quarter of 2001 increased $1.2 million, or 27.3%, from the first quarter of 2000.

Other Income (Deductions), Net

   The change in other income (deductions) was impacted by the sale of some of the Company's marketable securities held for investment during the first three months of 2000, and to the additional interest expense associated with the additional long-term debt. The sale of these securities resulted in a before tax gain of $806 thousand. The Company did not sell any investment securities during the first three months of 2001. Interest expense during the first quarter of 2001 was impacted by the receipt of patronage refund of $150 thousand associated with one of the debt obligations.

Income Taxes

   Income taxes incurred during the first quarter 2001 and the first quarter 2000 were about the same. The Company's effective tax rate (income tax expense as a percentage of income before income taxes) was 50.8% and 72.4% for the first three months of 2001 and 2000, respectively. The effective tax rate takes into consideration a valuation allowance on state net operating losses and the relationship of nondeductible goodwill amortization and merger costs to pretax income.

NET INCOME
Operating Income	Increase (Decrease) (in thousands)

First Quarter Ended March 31, 2001 compared to March 31, 2000	$ 593	155.6%

   First quarter 2001 net income was $974 thousand compared with $381 thousand for first quarter 2000. Net income for the first three months of both years include additional costs associated with the continued expansions of the PCS, long distance and CLEC businesses. Net income for the three months ending on March 31, 2000, includes a $532 thousand after tax gain on the sale of investment securities, and the one-time acquisition costs. Net Income for the three-month period ended March 31, 2001 not including those one-time transactions would have been $288 thousand or 42% greater than the first three months of 2000.

FINANCIAL CONDITION
Liquidity and Capital Commitments
Three Months Ended March 31,	2001	2000
	(in thousands)
Cash Flows From (Used In):
Operating activities	$ 3,864	$ 3,447
Investing activities	(5,522)	(3,477)
Financing activities	(1,829)	152

   The Company uses the net cash generated from its operations and from external financing to fund capital expenditures for network expansion and modernization, pay dividends, and invest in new businesses. The Company's sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. The Company's capital requirements for additional development activities during the year 2001 will require some additional funding. Accordingly, on April 25, 2001, the Company announced that it and Mountain Union Telecom LLP have entered into an Asset Acquisition Agreement, a Master License Agreement and a Build-to-Suit Agreement for digital communications towers located throughout Eastern and Central Pennsylvania. The cash transaction is valued at approximately $21 million, and is expected to close in the second quarter 2001.

Cash Flows From Operating Activities

   The Company's primary source of funds continues to be cash generated from operations. Taking into account net income plus various adjustments and depreciation and amortization, the cash flows from operating activities in the first quarter of 2001 were $3.8 million. Net income for accounting purposes is decreased by the amortization of the goodwill arising from the prior years acquisitions, and the higher depreciation expense arising from the capital investment in PCS and CLEC. Amortization and depreciation are non-cash expenses, and consequently a source of cash that the Company can use for the capital investments necessary to maintain and upgrade its network and build and develop PCS and its CLEC operations.

Cash Flows Used in Investing Activities

   Capital expenditures are the Company's primary use of cash resources. The Company's capital expenditures during the first three months of 2001 included $2.9 million for the Company's local exchange operations, $1.7 million for the continued build-out of its PCS operations, and $915 thousand for the build-out of its CLEC operations. The Company's capital investments during the first three months of 2001 were $1.1 million greater than during the first three months of 2000. The investments are made to support the Company's businesses in order to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of its networks. Substantial amounts of additional capital will be needed for the remaining build-out of both the PCS and CLEC/LD networks. The budgeted capital requirements for 2001 for Conestoga Wireless and CEI Networks are $6.1 million and $7.9 million respectively. The capital required over the next several years to complete the current phases of the Conestoga Wireless and CEI Networks systems and to maintain state of the art telephone facilities could require additional funding from (1) internal sources, (2) long-term debt (the $50 million line of credit facility), or (3) the issuance of additional common stock or a combination of the three.

Cash Flows Used in Financing Activities

   As in prior years, dividend payments are a significant use of capital resources. In the first quarter of 2001 the Company paid common stock dividends totaling $1.654 million, or $0.21 per common share. During the first three months of 2001, 1,955 shares of preferred stock were redeemed for cash.

   During the first quarter of 2001, the Company paid $250 thousand on principal of long-term debt in accordance with its long-term debt obligations.

   The lines of credit available to the Company, in addition to the $50 million line mentioned above, now total $20 million. The Company did not borrow against its lines of credit during the first three months of 2001 accordingly there was no balance of short-term debt outstanding as of March 31, 2001.

Equity Investments

   The Company continues to invest in the future of the telecommunications industry through ownership of publicly traded stock of other telecommunication companies. Management views this investment as a source of future liquidity. During 2000 the Company sold a portion of its investment portfolio and will most likely sell the balance during this year. There was no sale of these securities during the first three months of 2001. The remaining portfolio had an estimated market value of $491 thousand on March 31, 2001.

   The Company's long-term debt obligations are unsecured, but impose certain financial covenants upon the company including, but not limited to, restrictions upon types of investments, the amount of dividends paid, and the incurrence of additional debt by the Company and its subsidiaries. The Company is currently in compliance with all loan covenants.

OTHER FACTORS:

PCS SERVICE:

   Conestoga Wireless holds licenses to provide wireless services known as Personal Communication Services ("PCS") in the C and D block radio spectrums. The Basic Trading Areas in which Conestoga Wireless holds licenses are Reading, Pottsville, Sunbury, Williamsport, and State College, covering ten counties in Pennsylvania.

   Conestoga Wireless is the provider of the Company's digital wireless telecommunications services. It began commercial operation in May 1998. By March 31, 2001 it had 127 base stations in service, covering more than 70% of the population in its service area. Conestoga Wireless plans to put an additional 24 base stations into service during 2001, to augment coverage in those markets. The capital required to add these additional base stations will be funded by the tower acquisition agreement with Mountain Union Telecom LLP entered into during the first quarter 2001. CWC has 8 retail locations.

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

   The telecommunication industry continues to undergo fundamental changes, which may have a significant impact on financial performance. The Federal Telecommunications Act of 1996, creates a regulatory environment that encourages competition. As rural companies, CTT and BVT are exempt from many of the most onerous aspects of competition unless prospective competitors can pass a public interest standard and agree to offer service throughout the telephone companies' territories. In addition, in March 1998 CTT and BVT received approval by the Pennsylvania PUC of a petition that has significantly strengthened the companies' competitive position relative to non-facilities based competition. However, facilities based competition is not precluded.

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

ITEM 3. QUANTITATIVE and QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

   The Company does not invest funds in derivative financial instruments or other market risk sensitive instruments for any purpose. Furthermore, management believes that the market risk of its fixed-rate debt is immaterial to the Company's financial statement as a whole.

PART II. OTHER INFORMATION

ITEM 1
    Legal Proceedings

          None

ITEM 2
    Changes in Securities and Use of Proceeds

          None

ITEM 3
    Default upon Senior Securities

          None

ITEM 4
    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5
    Other Information

          None

ITEM 6
    EXHIBITS AND REPORTS ON FORM 8-K

          None

CONESTOGA ENTERPRISES, INC.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE May 15, 2001	\s\ Albert H Kramer Albert H Kramer President

DATE May 15, 2001	\s\ Donald R Breitenstein Donald R Breitenstein Sr. Vice President/ Chief Financial Officer