Form 10-Q
period 2001-08-14
CONESTOGA ENTERPRISES INC
filed 2001-08-14
CIK 854727

 FORM 10-Q QUARTERLY REPORT UNDER SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

For quarter ended June 30, 2001
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

Yes X  No

As of June 30, 2001, the outstanding number of shares of Common Stock, par value $1.00, was 7,890,709.

CONESTOGA ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

June 30, 2001 and December 31, 2000
( In Thousands, Except Shares and Per Share Data)

ASSETS
	6/30		12/31
	2001		2000

Current Assets
Cash and Cash Equivalents	15,920		5,529
Accounts receivable, including unbilled revenue	11,491		10,212
Inventories, at average cost	3,133		2,391
Prepaid taxes	0		0
Prepaid expenses	2,505		2,242

Total Current Assets	33,049		20,374

Investments and Other Assets
Assets held for sale	1,486		9,849
Cost in Excess of Net Assets of Businesses Acquired	42,788		43,477
Investments in partnerships	0		51
Investments in equity securities	491		491
Prepaid Pension Costs	3,114		3,053
Other	2,289		1,883

	50,168		58,804

Plant
In Service	205,688		191,463
Under Construction	9,020		10,148

	214,708		201,611
Less accumulated depreciation	105,671		98,419

	109,037		103,192

Total Assets	192,254		182,370

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001 and December 31, 2000
( In Thousands, Except Shares and Per Share Data)

LIABILITIES AND STOCKHOLDERS' EQUITY
	6/30		12/31
	2001		2000

Current Liabilities
Current maturities of long term debt	5,205		4,705
Current liability under capital lease	68		65
Notes payable	6,500		0
Accounts payable	5,087		6,132
Accrued:
Taxes	5,488		895
Payroll & Vacation Pay	1,175		1,007
Other	3,849		4,394

Total Current Liabilities	27,372		17,198

Long Term Liabilities
Deferred revenue on sale of property, plant and equipment	10,103		0
Long term debt, less current maturities	65,341		68,545
Liability under capital lease, less current maturities	2,760		2,794
Accrued post retirement cost	1,067		1,123
Other	1,514		1,270

	80,785		73,732

Deferred Income Taxes	4,184		9,794

Convertible\Redeemable Preferred Stock
Par value $65 per share; authorized 900,000
shares; issued and outstanding; 6/30/01 - 138,163
12/31/00 - 141,288	8,981		9,184

Common Stockholders' Equity
Common Stock par value $1 per share; authorized
200,000,000 shares; Issued 7,897,914	7,898		7,898
Additional Paid-In Capital	45,308		44,123
Retained earnings	17,621		20,820
Net unrealized appreciation on
marketable equity securities	238		238
Less cost of treasury stock; 6/30/01 7,205 shares and
12/31/00 33,427 shares	(133)		(617)

	70,932		72,462

Total Liabilities and Stockholders' Equity	192,254		182,370

THREE AND SIX MONTHS ENDED JUNE 30, 2001 and 2000
( In Thousands, Except Per Share Data)
	THREE MONTHS ENDED		SIX MONTHS ENDED
	2001	*2000	2001	*2000

Operating Revenues:
Local Services	4,373	3,581	8,743	6,971
Long Distance and Access Services	11,551	11,926	23,752	24,022
Wireless Services	1,544	838	2,879	1,542
Equipment and Other	5,149	5,458	10,001	10,956

	22,617	21,803	45,375	43,491

Operating Expenses:
Cost of Operations	11,102	10,809	22,146	21,719
Depreciation and Amortization	4,503	4,039	8,874	8,151
Selling, General and Administrative	4,404	4,184	8,475	9,288

	20,009	19,032	39,495	39,158

Operating Income	2,608	2,771	5,880	4,333

Other Income(Deductions), Net:
Interest Expense	(1,499)	(1,052)	(2,813)	(2,081)
Loss from unconsolidated
partnership interest	12	(151)	(21)	(237)
Gain on Sale of Securities	0	990	0	1,797
Other, Net	165	13	218	139

	(1,322)	(200)	(2,616)	(382)

Income Before Income Taxes	1,286	2,571	3,264	3,951

Income Taxes	723	1,211	1,727	2,210

Net Income	563	1,360	1,537	1,741

Basic earnings per common share	$0.05	$0.16	$0.16	$0.19
Diluted earnings per common share	$0.05	$0.16	$0.16	$0.19
Dividends per common share	$0.21	$0.21	$0.42	$0.42
* Some 2000 amounts have been restated to conform to current years presentation.

SIX MONTHS ENDED JUNE 30, 2001 and 2000
( In Thousands, Except Per Share Data)
		2001	2000

Net Income		1,537	1,741
Unrealized gains on Securities
Unrealized holding gains
during period		0	(62)
Less: reclassification adjustment
for gains included in net income		0	(1,186)

Comprehensive Income		1,537	493

SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(in thousands)
		2001	2000
Cash Flows from Operating Activities
Net cash provided by operating activities		5,405	5,616

Cash Flows From Investing Activities
Purchase of Plant, net of removal costs and salvage		(12,862)	(10,319)
Proceeds from sale of marketable equity securities		0	2,487
Proceeds from assets held for sale		17,329	0
Capital investments in unconsolidated partnershp interests		0	(324)

Net cash provided by (used in) investing activities		4,467	(8,156)

Cash Flows From Financing Activities
Proceeds from long-term borrowing		0	20,000
Proceeds from short-term borrowing (net)		6,500	1,500
Proceeds from capital lease financing		0	0
Principal payments on long term borrowing		(2,705)	(14,346)
Principal payments on capital lease financing		(32)	0
Proceeds from issuance of stock		59	61
Proceeds from issuance of stock under the
dividend reinvestment plan		371	403
Common stock dividends paid		(3,309)	(3,285)
Preferred stock redemption		(127)	(111)
Preferred stock dividends paid		(238)	(267)
Purchase of common stock for the treasury		0	0

Net cash provided by financing activities		519	3,955

Increase in cash and cash equivalents		10,391	1,415
Cash and cash equivalents
Beginning		5,529	2,507

Ending		15,920	3,922

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Payments for:
Interest		2,814	1,826

Income Taxes		1,557	2,135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The December 31, 2000 condensed balance sheet data was derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes included in Conestoga's 2000 Annual Report on Form 10-K.

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

NOTE 2: EARNINGS PER SHARE

Per share data for the six months ended June 30, 2001 and 2000 are based on the weighted average number of shares outstanding of 7,875,088 and 7,823,485 for 2001 and 2000 respectively. Net income available for the common shareholders was $1.299 million and $1.474 million for 2001 and 2000 respectively. Per share data for the three months ended June 30, 2001 and 2000 are based on the weighted average number of shares outstanding of 7,887,192 and 7,829,315 for 2001 and 2000 respectively. Net income for the three months ended June 30, 2001 and 2000 available for common shareholders was $463 thousand and $1.227 million respectively. Net income for common shareholders differs from net income on the consolidated statement of income by the amount of preferred stock dividends.

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

Segment information as of June 30, 2001 and 2000 are as follows:

	Telephone	Wireless	CLECand Long Distance	Other	Total
	( in thousands )

Six months ended June 30, 2001:
Operating revenues from external customers;
Local Service	$ 6,739	$ -	$2,004	$ -	$ 8,743
Long distance and access service	15,452	-	8,300	-	23,752

	Telephone	Wireless	CLEC and Long Distance	Other	Total
	( in thousands )

Wireless service	-	2,879	-	-	2,879
Equipment and Other	3,828	586	1,082	4,505	10,001
	26,019	3,465	11,386	4,505	45,375
Inter-segment operating Revenues	2,166	65	91	0	2,322
Operating profit (loss)	11,543	(4,081)	(1,612)	30	5,880
Total Assets	110,359	40,409	32,234	20,123	203,125
Capital expenditures	6,586	2,853	3,362	61	12,862
Depreciation and Amortization	5,567	2,233	982	92	8,874

Six months ended
June 30, 2000:
Operating revenues
from external customers;
Local Service	$ 6,371	$ -	$ 600	$ -	$ 6,971
Long distance and access service	14,996	-	9,026	-	24,022
Wireless service	-	1,542	-	-	1,542
Equipment and Other	3,974	449	1,239	5,294	10,956
	25,341	1,991	10,865	5,294	43,491

Inter-segment operating Revenues	1,764	54	49	-	1,867

Operating profit (loss)	9,794	(4,373)	(888)	(200)	4,333
Total Assets	115,236	35,086	23,210	8,750	182,282
Capital expenditures	5,825	3,134	1,273	87	10,319
Depreciation and Amortization	5,258	1,859	602	432	8,151

Certain items in the schedule above need to be reconciled to the consolidated financial statements and are provided in the schedules below:

	Six Months Ended
	June 30	June 30
	2001	2000
Revenues:
Total revenue for Reportable segments	$ 43,192	$ 40,064
	4,505	5,294
	(2,322)	(1,867)
Total consolidated revenues	$ 45,375	$ 43,491
Total Assets:
Total assets for Reportable segments	$183,002	$ 174,422
Other assets	20,123	8,750
Elimination and adjustments	(10,871)	(9,679)
Total consolidated assets	$192,254	$ 173,493

NOTE 4: TOWERS

During 2000, the Company decided to sell its existing towers, leaseback space on the towers for its antennae and utilize the proceeds for capital expenditures. Accordingly, the book value of the towers, which are included in the Company's wireless segment, have been classified as assets held for sale.

The Company has entered into an Asset Acquisition Agreement, a Master Lease Agreement and a Build-to-Suit Agreement with Mountain Union Telecom, LLC for digital communication towers located throughout Eastern and Central Pennsylvania. The cash transaction has been valued at approximately $21 million. Under the agreement, Mountain Union will acquire seventy-five towers from Conestoga and build 20 additional towers for Conestoga over the next two years. Conestoga will lease back space on the towers purchased by Mountain Union under a ten-year license agreement, with rights to renew each license for two additional five-year terms.

On June 29, 2001, the Company received approximately $17 million for sixty-four of the towers. The title to the remaining eleven towers is expected to be transferred during the third quarter 2001. The gain on the sales have been deferred for book purposes and are being amortized over the ten year leaseback period.

NOTE 5: Subsequent Events

On April 27, 2001 the Company announced that it had engaged Legg Mason Wood Walker, Inc. as its financial advisor to assist the Company in the exploration and evaluation of strategic alternatives. These alternatives included the potential sale or merger of the Company, spinning off or selling certain of the Company's properties, entering into other business combinations and/or remaining independent. Subsequently, on July 25, 2001 the Company announced that it had signed a definitive merger agreement with NTELOS, Inc. an integrated communications provider with headquarters in Waynesboro, Virginia (refer to form 8-K filed with the Securities and Exchange Commission on July 25, 2001).

NOTE 6: FASB Statement No. 141 and No. 142

In July of 2001 the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other intangible Assets".

Statement No. 141 requires all business combinations to be accounted for using the purchase method of accounting as use of the pooling-of-interests method is prohibited. In addition, this Statement requires that negative goodwill that exists after the basis of certain acquired assets is reduced to zero should be recognized as an extraordinary gain. The provisions of this Statement apply to all business combinations after June 30, 2001.

Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over determinable useful life. The provisions of this Statement will become effective for the Company in January 2002. Upon adoption of this statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001, should be accounted for In accordance with the provisions of this statement. This transition provision could require a reclassification of a previously separately recognized intangible to goodwill and vice versa if intangibles in question do not meet the new criteria for classification as a separately recognized intangible.

The effect of the adoption of these statements on the Company's financial condition or results of operations have not been determined.

NOTE 7: OTHER

Certain items of the June 30, 2000 consolidated financial statements have been restated to conform to the June 30, 2001 financial statements. There was no impact on net income.

Inventories, at average cost, are both material and supplies used to provide service, and equipment held for resale.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE QUARTERLY INCOME STATEMENTS

Overview

During the second quarter of 2001, the Company's net income was $563 thousand, $0.05 per common share, compared with $974 thousand, $0.11 per common share, in the first quarter 2001 and $1.360 million, $0.16 per common share, in the second quarter of 2000. The second quarter 2000 included a $990 thousand pre tax gain on the sale of certain investment securities.

Net income for the first six months of 2001 was $1.537 million compared with $1.741 million for the first six months of 2000.

The Company's net income for the first six months of 2000 included an after tax gain totaling $1.2 million from the sale of investment securities. No such investment securities were sold during the first six months of 2001.

The Company's net income for the first six months of 2000 also included $837 thousand in one time acquisition costs associated with the acquisition of TeleBeam, Inc.

After normalizing the Company's net income for the first six months of 2000 for the two events mentioned above, net income would have been $1.393 million.

The Company's net income for the first six months of 2001 and 2000 were negatively impacted by the operating expenses of Conestoga Wireless Company's wireless telecommunications system, known as

Personal Communications Service ("PCS"), and the operating expenses of the long distance and competitive local exchange services of CEI Networks, Inc. Both segments of the business have shown total operating revenue improvements during the first six months of 2001 when compared with the first six months of 2000. The wireless PCS revenue increased 87% during this period and the customer base increased 52%, with over 18 thousand customers as of June 30, 2001. The CLEC revenues increased 234% when comparing the two periods, and the customer base increased in excess of 9,000 lines with over 13,900 lines in service on June 30, 2001. Long distance revenues declined 8% during the first six months 2001 mostly due to pricing competition and lower minutes of use.

The access lines in service of the Company's local exchange carriers at the end of the first six months of 2001 and 2000 were 84,033 and 80,479 respectively, an increase of 4.4% during the twelve month period.

The Company's subscriber and access line data as of June 30, 2001 and December 31, 2000 is as follows:

	June 30	Dec 31
	2001	2000	change

LEC Lines	84,033	82,844	+1%
CLEC Lines	13,952	10,928	+28%
PCS Subscribers	18,383	15,405	+19%
Long Distance Subscribers	38,827	36,754	+6%
Paging Lines	5,440	5,904	-8%
DSL Subscribers	904	567	+59%
Cable Modem Subscribers	280	350	-20%
Video Subscribers	2,637	2,561	+3%

 RESULTS OF OPERATIONS

REVENUES

Operating Revenues:
	Increase/(Decrease) (in thousands)
Second Quarter Ended June 30, 2001 compared to June 30, 2000
Local Service	$ 793	22.2%
Long Distance and Access Service	(375)	(3.1%)
Wireless Service	582	58.8%
Equipment and Other	(186)	(3.5%)
Total	$814	3.7%
Six Months Ended June 30, 2001 compared to June 30, 2000
Local Service	$1,773	25.4%
Long Distance and Access Service	(270)	(1.1%)
Wireless Service	1,213	71.6%
Equipment and Other	(832)	(7.7%)
Total	$1,884	4.3%

Operating revenues increased during the second quarter of 2001 over the second quarter of 2000 by $814 thousand or 3.7% due to substantial increases in local service revenues and wireless PCS revenues. Access revenues from the local exchange carriers when comparing those periods increased primarily due to increased billed minutes of use on the network and to more favorable settlements. The Company's long distance revenues declined mostly due to price competition. The increase in wireless revenues is directly related to the increase in subscribers from the second quarter of 2000. Equipment and other revenues are lower primarily due to fewer equipment sales and to substantially lower directory advertising settlement during the first two quarters of 2001 as compared with the first two quarter of 2000. Operating revenues for the second quarter of 2001 were down .6% when compared with the first quarter of 2001.

Local Service

Conestoga Telephone and Telegraph Company ("Conestoga Telephone") and Buffalo Valley Telephone Company ("Buffalo Valley Telephone"), the local telephone companies, and CEI Networks, the competitive local exchange company, contributed to the increase in local service revenue during the second quarter of 2001. The Company had a total of 97,985 access lines in service as of June 30, 2001, an increase of 1,642 lines during the second quarter of 2001 and an increase of 4,213 during the first six months of 2001. The competitive local exchange company's revenue during the second quarter of 2001 was 250% greater than the revenue during the second quarter of 2000 primarily due to the increase in subscribers, and 18% greater than the first quarter of 2001. Local service revenues for the second quarter of 2001 were even with the first quarter of 2001.

Long Distance and Access Service

Long Distance and Access Service revenues are generated by Conestoga Telephone, Buffalo Valley Telephone and CEI Networks. The access revenues of Conestoga Telephone and Buffalo Valley Telephone together increased during the second quarter of 2001 when compared with the second quarter of 2000 mostly due to increased settlements and minutes of use on their networks.

Intralata competition within Pennsylvania has caused long distance revenue of Conestoga Telephone, Buffalo Valley Telephone and CEI Networks to decline. During the second quarter of 2001 the combined long distance revenues of Conestoga Telephone and Buffalo Valley Telephone declined 19%, or $143 thousand, and the long distance revenues of CEI Networks decreased 10%, or $474 thousand compared to the second quarter of 2000. Long distance revenues for the second quarter of 2001 were 2% less than the first quarter of 2001.

Wireless Service

Wireless Service revenue is generated by Conestoga Wireless Company's PCS service and Conestoga Mobile System's paging service. During the second quarter of 2001, Conestoga Wireless generated $1.464 million in PCS revenue, as compared with $762 thousand during the second quarter of 2000. Conestoga Mobile Systems paging service generated $138 thousand during the second quarter of 2001 compared with $151 thousand in the second quarter of 2000. As of June 30, 2001, Conestoga Wireless had 18,383 subscribers, adding 1,204 during the second quarter of 2001 and 2,978 for the first six months of 2001. Wireless revenues for the second quarter of 2001 were 18% greater than the first quarter of 2001.

Equipment and Other

Equipment and Other revenues include the sale and lease of communications equipment, including telephones, PBX equipment, pagers and PCS wireless telephones, by all of the subsidiaries. Billing and collection revenue and directory advertising revenue are also included as revenue of the telephone company subsidiaries. Pay telephone, video and prepaid calling card revenues are included from CNI. Together, the local exchange carrier's equipment revenues for the second quarter of 2001 were 6% less than the second quarter of 2000, and their other revenues were 13% less than the second quarter of 2000 mostly due to relatively large directory advertising settlement in the second quarter of 2000. Infocore's equipment sales for the second quarter of 2001 were down 6% when compared with the second quarter of 2000 but were 23% greater than the first quarter of 2001. Other revenue from CNI for the second quarter was 21% less than the second quarter of 2000 due to decreased pay telephone and prepaid calling card revenues. Equipment and other revenues for the second quarter of 2001 were 6% greater than the first quarter of 2001.

EXPENSES:

Operating Expenses

Operating Expenses
	Increase (Decrease) (in thousands)
Second Quarter Ended June 30, 2001 compared to June 30, 2000
Cost of Operations	$ 293	2.7%
Depreciation and Amortization	464	11.5%
Selling, General and Administrative	220	5.3%
Total	$ 977	5.1%

Six Months Ended June 30, 2001 compared to June 30, 2000
Cost of Operations	$ 427	2.0%
Depreciation and Amortization	723	8.9%
Selling, General and Administrative	(813)	(8.8%)
Total	$ 337	0.9%

Operating expenses increased 5.1% during the second quarter of 2001 from the second quarter of 2000. The telephone company's operating expenses during the second quarter 2001 were 5% lower when compared with the second quarter of 2000, mostly in labor related charges. The wireless operating expenses during the second quarter 2001 increased 22% over the second quarter of 2000, and CLEC and long distance operating expenses increased 17%. Operating expenses for the second quarter 2001 were 3% greater than the first quarter of 2001.

Cost of Operations

The increase in cost of operations during the second quarter of 2001 was caused in large part by the expansion of the Company's PCS, long distance and CLEC businesses. CEI Networks' long distance cost of operations declined 12%, or $419 thousand, mostly due to a decline in the rates charged by the long distance carriers that provide its long distance access. CEI Networks' CLEC costs and Conestoga Wireless's PCS costs increased 145% and 31% respectively which was directly related to the expansion of the services, and Infocore's equipment costs increased 63%. Conestoga Telephone's and Buffalo Valley Telephone's cost of operations increased by 4%. In total, cost of operations expense during the second quarter of 2001 increased 0.5% from the first quarter of 2001

Depreciation and Amortization

Depreciation and amortization expenses include charges from all of the subsidiaries. The continued build-out of the wireless PCS and the CLEC infrastructures caused a large portion of the increase in depreciation and amortization expenses from the second quarter of 2001 to the second quarter of 2000. The increase in the depreciation and amortization expenses of the PCS infrastructure was 22%, or $207 thousand, and the CLEC infrastructures increased 76%, or $235 thousand, between the two quarters. Comparing the same quarters, the local telephone companies' combined depreciation expense increased $150 thousand or 6%. Depreciation and amortization expense for the second quarter of 2001 was 3% greater than the first quarter of 2001.

Selling, General and Administrative

The Company and all of its subsidiaries incur selling, general and administrative expenses. Selling expenses include customer care expenses along with advertising and marketing. General and administrative expenses include executive, accounting and finance, information technology expenses, and taxes other than income taxes. When comparing the second quarter 2001 with the second quarter of 2000, the increase is primarily due to selling, general and administrative costs associated with the CLEC/LD business, which increased 79%. Most of these increases occurred in Customer acquisition costs and other shared corporate charges. When comparing the second quarter of 2001 with the second quarter of 2000 the telephone companies selling general and administrative costs declined 18%, or $425 thousand mostly in labor related charges as the result of an allocation study for shared corporate services for sales and marketing, human resource and management information personnel. Conestoga Wireless's selling, general and administrative expenses increased only 7%. Selling, general and administrative expenses for the second quarter 2001 were 8% greater than the first quarter.

Operating Income

	Increase (Decrease) (in thousands)
Second Quarter Ended June 30, 2001 compared to June 30, 2000	$ (163)	(5.9%)

Six Months Ended June 30, 2001 compared to June 30, 2000	1,547	35.7%

Operating income during the second quarter of 2001 compared with the second quarter of 2000 reflects improvement from the telephone companies and the wireless company but declining results from the CLEC/LD subsidiary of the Company. The continued expansion of the Company's CLEC and PCS business produced negative operating results in both periods. The CLEC and long distance business recorded an operating loss of $1.017 million during the second quarter of 2001 compared with an operating loss of $240 thousand in the second quarter of 2000. The PCS business incurred an operating loss of $2.0 million this current period compared with an operating loss of $2.2 million for the same period of 2000. The operating income for the second quarter of 2001 was 20%, or $664 thousand, less than the first quarter of 2001. Operating income for the first six months of 2000 included $837 of thousand one-time costs associated with the acquisition of TeleBeam, Inc. Without those one-time costs operating income for the first six months of 2001 would have been 14% greater than the first six months of 2000.

The telephone companies' operating income during the second quarter of 2001 increased $476 thousand, or 9%, from the second quarter of 2000.

Other Income (Deductions), Net

The change in other income (deductions) was impacted by the sale of some of the Company's marketable securities held for investment during the second quarter of 2000, and to the additional interest expense associated with the additional long-term debt. The sale of these securities resulted in a pre tax gain of $990 thousand in the second quarter of 2000 and $1.797 million pre tax gain for the first six months of 2000. The Company did not sell any investment securities during the first six months of 2001. Interest expense during the first six months of 2001 was impacted by the receipt of patronage refund of $150 thousand associated with one of the debt obligations.

Income Taxes

Income taxes incurred during the second quarter of 2001 was $488 thousand less than the second quarter of 2000 resulting from lower pre-tax income as mentioned above. The Company's effective tax rate (income tax expense as a percentage of income before income taxes) was 56.2% and 47.1% for the second quarter of 2001 and 2000, respectively, and 52.9% and 55.9% for the first six months of 2001 and 2000, respectively. The effective tax rate takes into consideration a valuation allowance on state net operating losses and the relationship of nondeductible goodwill amortization and merger costs to pretax income.

NET INCOME

	Increase (Decrease) (in thousands)
Second Quarter Ended June 30, 2001 compared to June 30, 2000	$ (797)	(58.6%)

Six Months Ended June 30, 2001 compared to June 30, 2000	(204)	(11.7%)

Second quarter 2001 net income was $563 thousand compared with $1.360 million for the second quarter of 2000. Net income for both quarters and the first six months of both years include additional costs associated with the continued expansions of the PCS, long distance and CLEC businesses. Net income for the second quarter ending on June 30, 2000, includes a $653 thousand after tax gain on the sale of investment securities. Net income for the second quarter 2001, without the one-time transaction in 2000, would have been down $144 thousand. Net income for the first six months ending June 30, 2000, includes after tax gain on the sale of marketable securities of $1.186 million and the one-time TeleBeam, Inc. acquisition costs. Net Income for the first six months ending June 30, 2001, not including those one-time transactions, would have been $144 thousand, or 10%, greater than the first six months of 2000.

FINANCIAL CONDITION

Liquidity and Capital Commitments

Six Months Ended June 30,	2001	2000
	(in thousands)
Cash Flows From (Used In):
Operating activities	$ 5,405	$ 5,616
Investing activities	4,467	(8,156)
Financing activities	519	3,950

The Company uses the net cash generated from its operations and from external financing to fund capital expenditures for network expansion and modernization, pay dividends, and invest in new businesses. The Company's sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. The Company's capital requirements for additional development activities during the year 2001 will require some additional funding. Accordingly, on April 25, 2001, the Company announced that it and Mountain Union Telecom LLP have entered into an Asset Acquisition Agreement, a Master License Agreement and a Build-to-Suit Agreement for digital communications towers located throughout Eastern and Central Pennsylvania. The cash transaction is valued at approximately $21 million, and on June 29, 2001 the transaction for sixty-four of the seventy-five towers closed for approximately $17 million. The remaining tower transactions are expected to close during the third quarter of 2001.

Cash Flows From Operating Activities

The Company's primary source of funds continues to be cash generated from operations. Taking into account net income plus various adjustments and depreciation and amortization, the cash flows from operating activities in the second quarter of 2001 were $1.540 million, and for the first six months were $5.405 million. Net income for accounting purposes is decreased by the amortization of the goodwill arising from the prior year's acquisitions, and the higher depreciation expense arising from the capital investment in PCS and CLEC. Amortization and depreciation are non-cash expenses, and consequently a source of cash that the Company can use for the capital investments necessary to maintain and upgrade its network and build and develop PCS and its CLEC operations.

Cash Flows Used in Investing Activities

Capital expenditures are the Company's primary use of cash resources. The Company's capital expenditures for the first six months of 2001 included $6.586 million for the Company's local exchange operations, $2.853 million for the continued build-out of its PCS operations, and $3.362 thousand for the build-out of its CLEC operations. The Company's capital investments during the first six months of 2001 were $2.5 million greater than during the first six months of 2000. The investments were made to support the Company's businesses in order to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of its networks. Substantial amounts of additional capital will be needed for the remaining build-out of both the PCS and CLEC/LD networks. The budgeted capital requirements for 2001 for Conestoga Wireless and CEI Networks are $6.1 million and $7.9 million, respectively. The capital required over the next several years to complete the current phases of the Conestoga Wireless and CEI Networks systems and to maintain state of the art telephone facilities could require additional funding from (1) internal sources, (2) long-term debt (the $50 million line of credit facility), or (3) the issuance of additional common stock or a combination of the three.

Cash Flows Used in Financing Activities

As in prior years, dividend payments are a significant use of capital resources. In the first six months of 2001 the Company paid common stock dividends totaling $3.309 million, or $0.42 per common share. During the first six months of 2001, 1,955 shares of preferred stock were redeemed for cash.

During the first six months of 2001, the Company paid $2.705 million on principal of long-term debt in accordance with its long-term debt obligations.

The lines of credit available to the Company, in addition to the $50 million line mentioned above, now total $20 million. The Company borrowed $6.5 million against its lines of credit during the second quarter of 2001 which remained as a balance of short-term debt outstanding as of June 30, 2001.

Equity Investments

The Company continues to hold an investment in the telecommunications industry through ownership of publicly traded stock of another telecommunication company. Management views this investment as a source of future liquidity. During 2000 the Company sold a portion of its investment portfolio and will most likely sell the balance during this year. There was no sale of these securities during the first six months of 2001. The remaining portfolio had an estimated market value of $491 thousand on June 30, 2001.

The Company's long-term debt obligations are unsecured, but impose certain financial covenants upon the company including, but not limited to, restrictions upon types of investments, the amount of dividends paid, and the incurrence of additional debt by the Company and its subsidiaries. The Company is currently in compliance with all loan covenants.

OTHER FACTORS:

PCS SERVICE:

Conestoga Wireless holds licenses to provide wireless services known as Personal Communication Services ("PCS") in the C and D block radio spectrums. The Basic Trading Areas in which Conestoga Wireless holds licenses are Reading, Pottsville, Sunbury, Williamsport, and State College, covering ten counties in Pennsylvania, with a population of 1.0 million persons.

Conestoga Wireless is the provider of the Company's digital wireless telecommunications services. It began commercial operation in May 1998. By June 30, 2001 it had 132 base stations in service, covering more than 70% of the population in its service area. Conestoga Wireless plans to put an additional 19 base stations into service during 2001, to augment coverage in those markets. CWC has 7 retail locations.

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

The telecommunication industry continues to undergo fundamental changes, which may have a significant impact on financial performance. The Federal Telecommunications Act of 1996 creates a regulatory environment that encourages competition. As rural companies, CTT and BVT are exempt from many of the most onerous aspects of competition unless prospective competitors can pass a public interest standard and agree to offer service throughout the telephone companies' territories. In addition, in March 1998, CTT and BVT received approval by the Pennsylvania PUC of a petition that has significantly strengthened the companies' competitive position relative to non-facilities based competition. However, facilities based competition is not precluded.

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

Default upon Senior Securities

    None

ITEM 4

Submission of Matters to a Vote of Security Holders

    None

ITEM 5

Other Information

    None

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

  (See Attached)

(b) On May 15, 2001, the Company filed a form 8-K which contains as exhibit 99.1 press release, dated April 27, 2001, which discussed certain strategic alternatives, that the Company might pursue.

On July 25, 2001 the Company filed a form 8-K reporting the execution of an Agreement and Plan of Merger by and between Conestoga Enterprises, Inc. and NTELOS, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE August 14, 2001	\s\ Albert H Kramer Albert H Kramer President
DATE August 14, 2001	\s\ Donald R Breitenstein Donald R Breitenstein Sr. Vice President/ Chief Financial Officer

Item 6 (Attachment)

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The following is a list of exhibits required by Item 601 of Regulation S-K and filed as part of this report:

(1) Articles of Incorporation and Bylaws, as amended - Incorporated by Reference to Conestoga Enterprises, Inc.'s Annual Report on Form 10-K, filed in 1992.

(2) Instruments defining the rights of security holders, including indentures - Rights Agreement, dated March 1, 2000, between Conestoga Enterprises, Inc. and First Union - Incorporated by Reference to Exhibit 1 of Conestoga Enterprises, Inc.'s Form 8-A, filed March 3, 2000.

(3) Material Contracts -

(a) Amendment dated June 1, 1999 to Agreement dated March 22, 1989 with Donald R. Breitenstein, Sr. Vice President, CFO - Incorporated by Reference to Exhibit 10J of Conestoga Enterprises, Inc.'s Annual Report on Form 10K, filed March 30, 2000.

(b) Agreement dated September 1, 1998 with Albert H. Kramer, President - Incorporated by Reference to Exhibit 10E of Conestoga Enterprises, Inc.'s Annual Report on Form 10K, filed March 30, 1999.

(c) Agreement dated May 29, 1999 with Joseph J. Laffey, Sr. Vice President, Administration - Incorporated by Reference to Exhibit 10H of Conestoga Enterprises, Inc.'s, Annual Report on Form 10K, filed March 30, 2000.

(d) Agreement dated June 30, 1999 with Harrison H. Clement, Jr., Sr. Vice President Wireless Services - Incorporated by Reference to Exhibit 10I of Conestoga Enterprises, Inc.'s Annual Report on Form 10K, filed March 30, 2000.

(e) Agreement dated June 1, 1999 with Thomas C. Keim, Sr. Vice President Local Exchange Services - Incorporated by Reference to Exhibit 10G of Conestoga Enterprises, Inc.'s Annual Report on Form 10K, filed March 30, 2000.

(f) Agreement dated June 5, 2000 with Stuart L. Kirkwood, Sr. Vice President Technology Planning, - Incorporated by Reference to Exhibit 10 of Conestoga Enterprises, Inc.'s Annual Report on Form 10K, filed March 30, 2000.

(g) Exhibit 10.1 Agreement dated January 31, 2000 with Ara M. Kervandjian, Sr. Vice President, Competitive Wireline Services - Incorporated by Reference to Exhibit 10.1 of Conestoga Enterprises, Inc.'s Registration Statement on Form S-4, filed December 16, 1999.

(h) Agreement dated January 31, 2000 with Heidi A. Nicholas, Vice President Investor Relations-Corporate Development - Incorporated by Reference to Exhibit 10.2 of Conestoga Enterprises, Inc.'s Registration Statement on Form S-4, filed December 16, 1999.

(i) Agreement dated January 31, 2000 with Troy A. Knecht, Vice President Technical Operations - Incorporated by Reference to Exhibit 10.5 of Conestoga Enterprises, Inc.'s Registration Statement on Form S-4, filed December 16, 1999.