Form 10-Q
period 2001-09-30
CONESTOGA ENTERPRISES INC
filed 2001-11-15
CIK 854727

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
For quarter ended September 30, 2001
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

Yes X    No
As of September 30, 2001, the outstanding number of shares of Common Stock, par value $1.00, was 8,068,639.

CONESTOGA ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

September 30, 2001 and December 31, 2000
( In Thousands, Except Shares and Per Share Data)

ASSETS
	9/30	12/31
	2001	2000
Current Assets
Cash and Cash Equivalents	$6,133	$5,529
Accounts receivable, including unbilled revenue	12,318	10,212
Inventories, at average cost	4,047	2,391
Prepaid taxes	0	0
Prepaid expenses	2,801	2,242

Total Current Assets	25,299	20,374

Investments and Other Assets
Assets held for sale	1,121	9,849
Cost in Excess of Net Assets of Businesses Acquired	42,443	43,477
Investments in partnerships	8	51
Investments in equity securities	0	491
Prepaid Pension Costs	3,072	3,053
Other	3,206	1,883

	49,850	58,804

Plant
In Service	208,826	191,463
Under Construction	7,760	10,148

	216,586	201,611
Less accumulated depreciation	107,332	98,419
	109,254	103,192

Total Assets	$184,403	$182,370

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONESTOGA ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

September 30, 2001 and December 31, 2000 ( In Thousands, Except Shares and Per Share Data)

LIABILITIES AND STOCKHOLDERS' EQUITY
	9/30	12/31
	2001	2000

Current Liabilities
Current maturities of long term debt	$4,955	$4,705
Current liability under capital lease	69	65
Notes payable	0	0
Accounts payable	8,714	6,132
Accrued:
Taxes	2,729	895
Payroll & Vacation Pay	1,237	1,007
Interest	782	0
Other	3,935	4,394

Total Current Liabilities	22,421	17,198

Long Term Liabilities
Deferred revenue on sale of property, plant and equipment	9,673	0
Long term debt, less current maturities	64,591	68,545
Liability under capital lease, less current maturities	2,742	2,794
Accrued post retirement cost	1,087	1,123
Other	2,069	1,270

	80,162	73,732

Deferred Income Taxes	2,770	9,794

Convertible\Redeemable Preferred Stock
Par value $65 per share; authorized 900,000 shares; issued and outstanding; 9/30/01 - 75,428 12/31/00 - 141,288	4,903	9,184

Common Stockholders' Equity
Common Stock par value $1 per share; authorized
200,000,000 shares; Issued and Outstanding 9/30/01 - 8,068,639 12/31/00 - 7,897,914	8,069	7,898
Additional Paid-In Capital	48,868	44,123
Retained earnings	17,210	20,820
Net unrealized appreciation on marketable equity securities	0	238
Less cost of treasury stock; 9/30/01 0 shares and 12/31/00 33,427 shares	0	(617)

	74,147	72,462

Total Liabilities and Stockholders' Equity	183,403	182,370

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000
	( In Thousands, Except Per Share Data)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	2001	*2000	2001	*2000
Operating Revenues:
Telephone Wireline Services	$13,642	$12,950	$39,661	$38,291
Wireless Communication Services	2,047	1,247	5,512	3,238
Competitive Local Exchange and Long Distance Services	5,805	5,455	17,191	16,320
Other Telecommunications revenues	2,627	1,613	7,132	6,907

	24,121	21,265	69,496	64,756

Operating Expenses:
Cost of Services (exclusive of depreciation and amortization below)	10,522	9,543	29,812	27,849
Cost of Sales	1,691	1,292	4,547	4,705
Depreciation and Amortization	4,145	4,178	13,019	12,329
Selling, General and Administrative	5,316	3,695	13,791	12,983

	21,674	18,708	61,169	57,866

Operating Income	2,447	2,557	8,327	6,890

Other Income(Deductions), Net:
Interest Expense	(1,263)	(1,328)	(4,076)	(3,409)
Loss from unconsolidated partnership interest	(43)	(120)	(64)	(357)
Gain on Sale of Securities	360	321	360	2,118
Other, Net	50	119	268	258

	(896)	(1,008)	(3,512)	(1,390)

Income Before Income Taxes	1,551	1,549	4,815	5,500

Income Taxes	746	778	2,473	2,988

Net Income	$805	$771	$2,342	$2,512

Basic earnings per common share	$0.09	$0.08	$0.25	$0.27
Diluted earnings per common share	$0.09	$0.08	$0.25	$0.27
Dividends per common share	$0.210	$0.210	$0.630	$0.630
* Some 2000 amounts have been restated to conform to current years presentation.

CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000
	( In Thousands, Except Per Share Data)
	2001	2000

Net Income	$2,342	$2,512
Unrealized gains on Securities
Unrealized holding gains during period	0	(36)
Less: reclassification adjustmentfor gains included in net income	(230)	(1,398)
Comprehensive Income	$2,112	$1,078

CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(in thousands)
	2001	2000
Cash Flows from Operating Activities
Net cash provided by operating activities	$8,143	$12,126
Cash Flows From Investing Activities
Purchase of Plant, net of removal costs and salvage	(17,453)	(23,247)
Proceeds from sale of marketable equity securities	503	2,986
Proceeds from sale of assets	18,150	0
Capital investments in unconsolidated partnershp interests	0	(324)

Net cash provided by (used in) investing activities	1,200	(20,585)

Cash Flows From Financing Activities
Proceeds from long-term borrowing	0	35,000
Proceeds from short-term borrowing (net)	0	(1,000)
Proceeds from capital lease financing	0	2,900
Principal payments on long-term borrowing	(3,705)	(14,597)
Principal payments on capital lease financing	(48)	(25)
Proceeds from issuance of stock	67	93
Proceeds from issuance of stock under the dividend reinvestment plan	371	595
Common stock dividends paid	(5,004)	(4,932)
Preferred stock redemption	(127)	(111)
Preferred stock dividends paid	(293)	(267)

Net cash provided by financing activities	(8,739)	17,656

Increase in cash and cash equivalents	604	9,197
Cash and cash equivalents
Beginning	5,529	2,507

Ending	$6,133	$11,704

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Payments for:
Interest	$4,172	$3,047

Income Taxes	$2,179	$3,623

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The December 31, 2000 condensed balance sheet data was derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes included in Conestoga's 2000 Annual Report on Form 10-K.

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

NOTE 2: EARNINGS PER SHARE

   Per share data for the nine months ended September 30, 2001 and 2000 is based on the weighted average number of shares outstanding of 7,902,072 and 7,828,838 for 2001 and 2000 respectively. Net income available for the common shareholders was $2.003 million and $2.111 million for 2001 and 2000 respectively. Per share data for the three months ended September 30, 2001 and 2000 is based on the weighted average number of shares outstanding of 7,955,159 and 7,842,518 for 2001 and 2000 respectively. Net income for the three months ended September 30, 2001 and 2000 available for common shareholders was $699 thousand and $637 thousand respectively. Net income for common shareholders differs from net income on the consolidated statement of income by the amount of preferred stock dividends.

CONESTOGA ENTERPRISES, INC.

   The effect of convertible preferred stock and the effect of stock options outstanding were anti-dilutive and therefore excluded from the computation of diluted earnings per share.

NOTE 3: OPERATING SEGMENTS

   The Company's reportable segments are strategic business units that offer different services. They are managed separately because each business unit requires different technology and marketing strategies. The Company has three reportable segments: Telephone - traditional telephone service provided by Conestoga Telephone and Telegraph Company (CTT) and Buffalo Valley Telephone Company (BVT); Wireless paging and PCS communication services provided by Conestoga Wireless Company (CWC) and Conestoga Mobile Systems (CMS); and competitive local exchange service (CLEC) and full service inter- exchange long distance provided by Conestoga Networks, Inc. (CNI).
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

Segment information as of September 30, 2001 and 2000 is as follows:

			CLEC and Long Distance
	Telephone	Wireless		Other	Total
	( in thousands )
Nine months ended September 30, 2001: Operating revenues from external customers;
Local Service	$ 10,732	$ -	$ 3,246	$ -	$ 13,978
Long distance and access service
	23,121	-	12,406	-	35,527
Wireless service	-	4,705	-	-	4,705
Equipment and Other	5,808	807	1,539	7,132	15,286
	39,661	5,512	17,191	7,132	69,496
Inter-segment operating Revenues	3,289	109	104	0	3,502
Operating profit (loss)	18,027	(5,937)	(2,826)	(937)	8,327
Total Assets	116,623	31,393	33,782	14,371	196,169
Capital expenditures	9,146	2,901	5,301	105	17,453
Depreciation and Amortization	8,065	3,262	1,587	105	13,019

Nine months ended September 30, 2000: Operating revenues from external customers;
Local Service	$ 9,775	$ -	$ 1,040	$ -	$10,815
Long distance and access service	22,395	-	13,408	-	35,803
Wireless service	-	2,523	-	-	2,523
Equipment and Other	6,121	715	1,872	6,907	15,615
	38,291	3,238	16,320	6,907	64,756

Inter-segment operating Revenues	2,656	83	74	60	2,873
Operating profit (loss)	15,004	(6,330)	(1,288)	(496)	6,890
Total Assets	118,182	36,937	25,659	16,237	197,015
Capital expenditures	9,160	6,055	7,889	143	23,247
Depreciation and Amortization	7,926	2,887	1,028	488	12,329

Certain items in the schedule above need to be reconciled to the consolidated financial statements and are provided in the schedules below:

CONESTOGA ENTERPRISES, INC.

	Nine Months Ended
	September 30	September 30
	2001	2000
Revenues:
Total revenue for Reportable segments	$ 65,866	$ 60,662
Other Revenues	7,132	6,967
Elimination of Intersegment revenues	(3,502)	(2,873)
Total consolidated revenues	$ 69,496	$ 64,756
Total Assets:
Total assets for Reportable segments	$181,798	$ 180,778
Other assets	14,371	16,237
Elimination and adjustments	(11,766)	(10,351)
Total consolidated assets	$184,403	$ 186,664

NOTE 4: TOWERS

   During 2000, the Company decided to sell its existing towers, lease back space on the towers for its antennae and utilize the proceeds for capital expenditures. Accordingly, the book value of the towers, which are included in the Company's wireless segment, have been classified as assets held for sale.

   The Company has entered into an Asset Acquisition Agreement, a Master Lease Agreement and a Build-to-Suit Agreement with Mountain Union Telecom, LLC for digital communication towers located throughout Eastern and Central Pennsylvania. Under the agreement, Mountain Union will acquire a total of seventy-five towers from Conestoga and build 20 additional towers for Conestoga over the next two years. Conestoga will lease back space on the towers purchased by Mountain Union under a ten-year license agreement, with rights to renew each license for two additional five-year terms.

   Through September 30, 2001, the Company received approximately $18 million for sixty-seven of the towers. The title to five of the remaining eight towers is expected to be transferred during the fourth quarter 2001. The gain on the sales have been deferred for book purposes and are being amortized over the ten year lease back period.

CONESTOGA ENTERPRISES, INC.

NOTE 5: Pending Merger

   On April 27, 2001 the Company announced that it had engaged Legg Mason Wood Walker, Inc. as its financial advisor to assist the Company in the exploration and evaluation of strategic alternatives. These alternatives included the potential sale or merger of the Company, spinning off or selling certain of the Company's properties, entering into other business combinations and/or remaining independent. Subsequently, on July 25, 2001 the Company announced that it had signed a definitive merger agreement with NTELOS, Inc. an integrated communications provider with headquarters in Waynesboro, Virginia (refer to form 8-K filed with the Securities and Exchange Commission on July 25, 2001). On August 28, 2001 the Company and NTELOS announced that they had entered into a definitive purchase agreement with VoiceStream Wireless to sell Conestoga Wireless Company to VoiceStream, subject to the closing of the merger between the Company and NTELOS.

NOTE 6: New Accounting Standards

   In June of 2001 the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets".

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

   Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over their determinable useful life. The provisions of this Statement will become effective for the Company in January 2002. Upon adoption of this statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001, should be accounted for in accordance with the provisions of this statement.

   In June of 2001, the Financial Accounting Standards Board issued Statement 143, "Accounting for Asset Retirement Obligations", which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement will become effective for the Company on January 1, 2003.

   In August of 2001, the Financial Accounting Standards Board issued Statement 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets". This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long -Lived Assets to Be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions for the disposal of a segment of a business". This Statement also amends ARB No. 51, "Consolidated Financial Statements". The provisions of this statement will be effective for the Company on January 1, 2002.

CONESTOGA ENTERPRISES, INC.

   The effect of the adoption of these statements on the Company's financial condition or results of operations have not been determined.

NOTE 7: OTHER

   Certain items of the September 30, 2000 consolidated financial statements have been restated to conform to the September 30, 2001 financial statements. There was no impact on net income.

   Inventories, at average cost, are both material and supplies used to provide service, and equipment held for resale.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE QUARTERLY INCOME STATEMENTS

Overview

   During the third quarter of 2001, the Company's net income was $805 thousand, $0.09 per common share, compared with $563 thousand, $0.05 per common share, in the second quarter 2001 and $771 thousand, $0.08 per common share, in the third quarter of 2000. The third quarter of 2001 and 2000 included $360 and $321 thousand, respectively, pre tax gain on the sale of certain investment securities.

   Net income for the first nine months of 2001 was $2.342 million compared with $2.512 million for the first nine months of 2000.

   The Company's net income for the first nine months of 2001 included an after tax gain of $238 thousand and the first nine months of 2000 included an after tax gain totaling $1.4 million from the sale of investment securities.

   The Company's net income for the first nine months of 2001 included one-time acquisition costs of $768 thousand from the proposed merger with NTELOS and the first nine months of 2000 included $859 thousand in one-time acquisition costs associated with the acquisition of TeleBeam, Inc.

CONESTOGA ENTERPRISES, INC.

   The Company's net income for the first nine months of 2001 and 2000 were negatively impacted by the operating expenses of Conestoga Wireless Company's wireless telecommunications system, known as Personal Communications Service ("PCS"), and the operating expenses of the long distance and competitive local exchange services of CEI Networks, Inc. Both segments of the business have shown total operating revenue improvements during the first nine months of 2001 when compared with the first nine months of 2000. The wireless PCS operating revenue increased 87% during this period and the customer base increased 23% from December 31, 2000, with about nineteen thousand customers as of September 30, 2001. The CLEC revenues increased 212% when comparing the two periods, and the customer base increased in excess of 5,700 lines with over 16,600 lines in service on September 30, 2001. Long distance revenues declined 7% during the first nine months 2001 mostly due to pricing competition and lower minutes of use.

   The access lines in service of the Company's local exchange carriers at the end of the first nine months of 2001 and 2000 were 84,509 and 81,804 respectively, an increase of 3.3% during the twelve month period.

   The Company's subscriber and access line data as of September 30, 2001 and December 31, 2000 is as follows:

	September 30	Dec. 31
	2001	2000	change
LEC Lines	84,509	82,844	+2%
CLEC Lines	16,635	10,928	+52%
PCS Subscribers	18,976	15,405	+23%
Long Distance Subscribers	40,545	36,754	+10%
Paging Lines	5,475	5,904	-7%
DSL Subscribers	1,214	567	+114%
Cable Modem Subscribers	871	350	+149%
Video Subscribers	2,906	2,561	+14%

CONESTOGA ENTERPRISES, INC.

RESULTS OF OPERATIONS

REVENUES
Operating Revenues:
	Increase/(Decrease) (in thousands)
Third Quarter Ended September 30, 2001 compared to September 30, 2000
Telephone Wireline Services	$ 692	5.3%
Wireless Communication Services	800	64.2%
Competitive Local Exchange and
Long Distance Services	350	6.4%
Other Telecommunications Revenues	1,014	62.9%
Total	2,856	13.4%

Nine Months Ended September 30, 2001 compared to September 30, 2000
Telephone Wireline Services	$1,370	3.6%
Wireless Communication Services	2,274	70.2%
Competitive Local Exchange and Long Distance Services	871	5.3%
Other Telecommunications Revenues	225	3.3%
Total	4,740	7.3%

   Operating revenues increased during the third quarter of 2001 over the third quarter of 2000 by $2.9 million or 13.4% due to increases in all the revenue segments. The increase in telephone wireline revenues is mostly due to increases in local service revenues from both telephone companies. This increase resulted from increased access lines and from a rate increase in the third quarter 2001 granted by the Pennsylvania Public Utility Commission. The increase in the wireless communications revenues is the direct result of increased personal communications service (PCS) revenues, due to substantially greater subscribers. The increase in the competitive local exchange (CLEC) and long distance services is directly related to the increase in CLEC customers, with long distance revenues declining mostly due to price competition. Other telecommunications revenues, which include sale of equipment and facility management (consulting) services increased due to substantially greater sales of equipment. Operating revenues for the third quarter of 2001 were up 6.7% when compared with the second quarter of 2001.

Telephone Wireline Service Revenues

   Conestoga Telephone and Telegraph Company ("Conestoga Telephone") and Buffalo Valley Telephone Company ("Buffalo Valley Telephone"), the local telephone companies, generate revenues by providing local service, network access, intra-lata long distance, equipment sales and other miscellaneous revenues which include billing and collection, directory advertising and rent revenues. Conestoga Telephone and Buffalo Valley Telephone together had a total of 84,509 access lines in service as of September 30, 2001, an increase of 1,665 during the first nine months of 2001. The rate increases granted to both local telephone companies as mentioned above was the result of an amendment to the Pennsylvania Public Utility Act, which provided for streamlined rate regulation referred to as Chapter 30. It had the effect of increasing local service rates and decreasing intrastate network access rates, creating a revenue neutral filing for the telephone companies. Local service revenues for the telephone companies together increased 9.8% during the first nine months of 2001 when compared with the first nine months of 2000. It is estimated that during the third quarter this rate change increased local service revenues in excess of $500 thousand. The telephone companies long distance and access revenues for the first nine months of 2001 increased 3.2% mostly due to more favorable settlements on both the inter-lata and intra-lata jurisdictions. Intralata competition within Pennsylvania has caused long distance revenue of Conestoga Telephone and Buffalo Valley Telephone to decrease. Telephone Wireline Service revenues for the third quarter of 2001 were 8.4% greater than the second quarter of 2001. The telephone companies realized a combined operating margin of 45% on operating revenues of $40 million and operating income of $18 million.

Wireless Communication Service Revenues

   Wireless communication service revenues are generated by Conestoga Wireless Company providing wireless Personal Communication Service (PCS), and Conestoga Mobile System providing paging service. Conestoga Wireless has a total of 18,976 PCS subscribers, an increase of 3,571 during the first nine months of 2001. Conestoga Mobile Systems has 5,475 paging lines a decrease of 7% during the first nine months of 2001. Conestoga Wireless Company generated $5.0 million operating revenue during the first nine months, which was an increase of 87% over the first nine months of 2000. Conestoga Mobile Systems paging service generated $558 thousand during the first nine months of 2001, which was 10% less than the first nine months of 2000. Wireless communication service revenues for the third quarter of 2001 were 12% greater than the second quarter of 2001, partially due to greater roaming revenues.

Competitive Local Exchange and Long Distance Service Revenues

   Competitive local exchange (CLEC) revenues and full inter-exchange long distance service is provided by Conestoga Networks, Inc. The CLEC revenues are generated by providing local service to customers located in certain Verizon areas, giving the customer a choice of service providers. Conestoga Networks has a total of 16,635 access lines as of September 30, 2001, adding 5,707 during the first nine months of 2001. CLEC local service revenue for the first nine months of 2001 was $3.2 million compared with $1.0 million for the first nine months of 2000. Conestoga Networks' long distance business is very price competitive and has caused its long distance revenue to decline. During the third quarter of 2001 the long distance revenues of Conestoga Networks decreased 6%, or $276 thousand compared to the third quarter of 2000, but were about even with the second quarter 2001. Long distance revenues for first nine months of 2001 were 7% or $1.002 million less than the first nine months of 2000. Other revenues generated by Conestoga Networks include sale or lease of telecommunication equipment, pay telephone, video and prepaid calling cards.

Other Telecommunication Revenues

   Other telecommunication revenues are generated from Infocore Inc. and include the sale of communications equipment and facility management consulting services. The sale of communication equipment includes telephones, switchboard equipment (PBX), security monitoring equipment and some other related equipment. Infocore's equipment sales for the third quarter of 2001 were up 90% when compared with the third quarter of 2000 and were 11% greater than the second quarter of 2001, due to substantially greater activity for customer premise equipment and from large PBX and security system accounts. Equipment sales for the first nine months were $5.4 million, an increase of 2% over the first nine months of 2000. Other revenue from Infocore for facility management for the third quarter was down 2% from the third quarter 2000, but for the first nine months, at $1.8 million, are up 2%. Infocore's capital expenditures are minimal, and it is generating enough cash from its own internal operations.

EXPENSES:
Operating Expenses
Third Quarter Ended September 30, 2001 compared to September 30, 2000	Increase (Decrease) (in thousands)

Cost of Services (exclusive of Depreciation and Amortization below)	$ 980	10.3%
Cost of Sales	399	30.9%
Depreciation and Amortization	(33)	(0.8%)
Selling, General and Administrative	1,621	43.9%
Total	$ 2,966	15.9%

Nine Months Ended September 30, 2001 compared to September 30, 2000
Cost of services (exclusive of Depreciation and Amortization below)	$ 1,963	7.1%
Cost of Sales	(158)	(3.4%)
Depreciation and Amortization	690	5.6%
Selling, General and Administrative	808	6.2%
Total	$ 3,303	5.7%

   Operating expenses increased 15.9% during the third quarter of 2001 from the third quarter of 2000. The telephone wireline operating expenses during the third quarter 2001 were 4% lower when compared with the third quarter of 2000, mostly in labor related charges and access costs. The wireless communication segment's operating expenses during the third quarter 2001 increased 22% over the third quarter of 2000, and the competitive local exchange and long distance service segment's operating expenses increased 16%. The other telecommunications segment's operating expenses for the third quarter 2001 were 40% greater than the third quarter of 2000 mostly due to corporate acquisition costs.

Cost of Services

    The increase in cost of operations during the third quarter of 2001 was caused in large part by the expansion of the Company's PCS, long distance and CLEC businesses. CEI Networks' long distance cost of operations declined 4%, or $121 thousand, mostly due to more favorable rates charged by the long distance carriers that provide its long distance access. CEI Networks' competitive local exchange service costs during the third quarter 2001 increased dramatically over the third quarter of 2000, up $617 thousand, due to the demand for service with the return of the college students at State College, Pa. Conestoga Wireless' PCS costs increased 34%, which was directly related to increased network transport and operations. Infocore's operating costs increased 13% mostly due to customer service operations. The telephone companies cost of operations together were lower by 4% or $154 thousand . In total, cost of operations expense during the third quarter of 2001 increased 10% from the second quarter of 2001.

Cost of Sales

    The increase in cost of sales during the third quarter of 2001 was a direct result of the dramatic increase in sale of telecommunications equipment from Infocore, Inc. Infocore's cost of sales increased 120% or $446 thousand over the third quarter of 2000. The telephone companies cost of sales during the third quarter 2001 were 16% or $95 thousand lower than the third quarter of 2000 and the wireless cost of sales were $47 thousand or 15% greater. In total, cost of sales expense during the third quarter of 2001 increased 12% from the second quarter of 2001.

Depreciation and Amortization

    Depreciation and amortization expenses include charges from all of the business segments. The slight decrease in depreciation and amortization expense for the third quarter 2001 when compared with the third quarter of 2000 is due in part to the sale and lease back of the wireless company's towers. Depreciation and amortization expense for the first nine months of 2001 was 6% greater than the first nine months of 2000.

Selling, General and Administrative

   The Company and all of its subsidiaries incur selling, general and administrative expenses. Selling expenses include customer care expenses along with advertising and marketing. General and administrative expenses include executive, accounting and finance, information technology expenses, and taxes other than income taxes. When comparing the third quarter 2001 with the third quarter of 2000, the increase is primarily due to one-time costs related to the proposed merger of CEI with NTELOS. Also, increased selling, general and administrative costs were incurred with the CLEC/LD business, which increased 33%, and the wireless business, which increased 38%. Most of these increases occurred in Customer acquisition costs and other shared corporate charges. When comparing the third quarter of 2001 with the third quarter of 2000, the telephone companies' selling general and administrative costs declined 8%, mostly the result of an allocation study for shared corporate services for sales and marketing, human resource and management information personnel. Selling, general and administrative expenses for the third quarter 2001 were 21% greater than the second quarter 2001.

Operating Income	Increase (Decrease) (in thousands)
Third Quarter Ended September 30, 2001 compared to September 30, 2000	$ (110)	(4.3%)

Nine Months Ended September 30, 2001 compared to September 30, 2000	1,437	20.9%

   Operating income during the third quarter of 2001 compared with the third quarter of 2000 reflects improvement from the telephone companies and the wireless company but declining results from the CLEC/LD subsidiary of the Company, and also reflects corporate related acquisition costs as mention above. The Company's telephone wireline business provided an operating income of $6.5 million in the third quarter of 2001 compared with an operating income of $5.2 million in the third quarter of 2000, and $18 million during the first nine months of 2001. The continued expansion of the Company's CLEC and PCS business produced negative operating results in both periods. The CLEC and long distance business recorded an operating loss of $1.214 million during the third quarter of 2001 compared with an operating loss of $401 thousand in the third quarter of 2000, and for the first nine months of 2001 recorded an operating loss of $2.8 million. The wireless PCS business incurred an operating loss of $1.9 million during the third quarter of 2001 compared with an operating loss of $2.0 million for the same period of 2000, and for the first nine months of 2001 incurred an operating loss of $5.9 million. Consolidated operating income for the third quarter of 2001 was 6%, or $161 thousand, less than the second quarter of 2001. However the operating income for the first nine months of 2001 was 21% greater than for the same period the previous year.

Other Income (Deductions), Net

   Other income (deductions) when comparing the third quarter of 2001 with the third quarter of 2000 reflects less interest expense and interest income, more favorable results from the unconsolidated partnership interest, and greater gain on sale of investment securities. When comparing Other income (Deductions) for the first nine months of 2001 with the first nine months of 2000 the largest variance is in gain on sale of securities. There were more securities liquidated in 2000 which resulted in a pre tax gain of $2.118 million compared with $360 thousand in the first nine monhs of 2001. Interest expense during the first nine months of 2001 was impacted by the receipt of patronage refund of $150 thousand associated with one of the debt obligations.

Income Taxes

   Income taxes incurred during the third quarter of 2001 were $32 thousand less than the third quarter of 2000, but for the first nine months of 2001 were $515 thousand less the first nine months of 2000 resulting from lower pre-tax income. The Company's effective tax rate (income tax expense as a percentage of income before income taxes) was 48.1% and 50.2% for the third quarter of 2001 and 2000, respectively, and 51.4% and 54.3% for the first nine months of 2001 and 2000, respectively. The effective tax rate takes into consideration a valuation allowance on state net operating losses and the relationship of nondeductible goodwill amortization and merger costs to pretax income.

NET INCOME

	Increase (Decrease) (in thousands)
Third Quarter Ended September 30, 2001 compared to September 30, 2000	$ 34	4.4%

Nine Months Ended September 30, 2001 compared to September 30, 2000	(170)	(6.8%)

   Third quarter 2001 net income was $805 thousand compared with $771 thousand for the third quarter of 2000. Net income for the third quarter and the first nine months of 2001 includes improved operating margins from the Company's telephone wireline and wireless businesses, along with additional costs associated with the continued expansions of the long distance and CLEC businesses, the sale of investment securities, and acquisition related costs associated with the potential merger with NTELOS. Net income for the third quarter and the nine months ending on September 30, 2001, includes a $238 thousand after tax gain on the sale of investment securities compared with after tax gain on the sale of similar securities of $211 thousand for the third quarter 2000 and $1.4 million for the first nine months of 2000. Both years included one-time acquisition costs. Net Income for the first nine months 2001 was $2.3 million compared with $2.5 million for the first nine months of 2000.

FINANCIAL CONDITION

Liquidity and Capital Commitments

Nine Months Ended September 30,	2001	2000
	(in thousands)
Cash Flows From (Used In):
Operating activities	$ 8,143	$ 12,126
Investing activities	1,200	(20,585)
Financing activities	(8,609)	17,656

   The Company uses the net cash generated from its operations and from external financing to fund capital expenditures for network expansion and modernization, pay dividends, and invest in new businesses. The Company's sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. The Company's capital requirements for additional development activities during the year 2001 will require some additional funding. Accordingly, on April 25, 2001, the Company announced that it and Mountain Union Telecom LLP have entered into an Asset Acquisition Agreement, a Master License Agreement and a Build-to-Suit Agreement for digital communications towers located throughout Eastern and Central Pennsylvania. The cash transaction is valued at approximately $21 million, and as of September 30, 2001 the transaction for sixty-seven of the seventy-five towers has closed for approximately $18 million. Five of the remaining tower transactions are expected to close during the fourth quarter of 2001.

Cash Flows From Operating Activities

   The Company's primary source of funds continues to be cash generated from operations. Taking into account net income plus various adjustments and depreciation and amortization, the cash flows from operating activities in the third quarter of 2001 were $2.608 million, and for the first nine months were $8.013 million. Net income for accounting purposes is decreased by the amortization of the goodwill arising from the prior year's acquisitions, and the higher depreciation expense arising from the capital investment in PCS and CLEC. Amortization and depreciation are non-cash expenses, and consequently a source of cash that the Company can use for the capital investments necessary to maintain and upgrade its network and build and develop PCS and its CLEC operations.

Cash Flows Used in Investing Activities

   Capital expenditures are the Company's primary use of cash resources. The Company's capital expenditures for the first nine months of 2001 included $9.147 million for the Company's telephone wireline services, which was internally provided from operations. The continued build-out of the PCS wireless operations used $2.901 million of capital expenditures, which was internally funded by the tower sale and lease-back as mentioned above. Another $5.301 million of capital expenditures was required for the continued build-out of the competitive local exchange services (CLEC), which was partially funded from internal sources of other operating segments. The Company's capital investments during the first nine months of 2001 were $5.8 million less than during the first nine months of 2000. Even though the capital requirements for both the wireless and CLEC segments were less for the first nine months of 2001 when compared with the first nine months of 2000, this year's investments continue to be made to support these businesses in order to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of its networks. The budgeted capital requirements for 2001 for the wireless segment and for the CLEC segment are $6.1 million and $7.9 million, respectively. The capital required over the next several years to complete the current phases of the wireless and CLEC segments and to maintain state of the art telephone facilities could require additional funding from (1) internal sources, (2) long-term debt (the $50 million line of credit facility), or (3) the issuance of additional common stock or a combination of the three.

Cash Flows Used in Financing Activities

   As in prior years, dividend payments are a significant use of capital resources. In the first nine months of 2001 the Company paid common stock dividends totaling $5.004 million, or $0.63 per common share. During the first nine months of 2001, 1,955 shares of preferred stock were redeemed for cash.
During the first nine months of 2001, the Company paid $3.705 million on principal of long-term debt in accordance with its long-term debt obligations.
The lines of credit available to the Company, in addition to the $50 million line mentioned above, now total $20 million. The Company borrowed $6.5 million against its lines of credit during the second quarter of 2001 but during the third quarter repaid that short-term financing leaving no balance outstanding as of September 30, 2001.

Equity Investments

    The Company previously held an investment in the telecommunications industry through ownership of publicly traded stock of another telecommunication company. Management viewed this investment as a source of future liquidity. During the third quarter 2001 the Company sold this final portion of its investment portfolio for $503 thousand. Throughout the first nine months of 2000 the Company had sold other portions of its investment portfolio for $3.0 million.
The Company's long-term debt obligations are unsecured, but impose certain financial covenants upon the company including, but not limited to, restrictions upon types of investments, the amount of dividends paid, and the incurrence of additional debt by the Company and its subsidiaries. The Company is currently in compliance with all loan covenants.

OTHER FACTORS:

Regulated Industry:

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
ITEM 5
   Other Information
               None

CONESTOGA ENTERPRISES, INC.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K
  (See Attached)

(b) On July 25, 2001 the Company filed a form 8-K reporting the execution of an Agreement and Plan of Merger by and between Conestoga Enterprises, Inc. and NTELOS, Inc.

    On October 3, 2001 the Company filed a form 8-K providing examples to illustrate for Conestoga and NTELOS shareholders the merger consideration at various prices per share of NTELOS common stock.

CONESTOGA ENTERPRISES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE November 15, 2001	\s\ Albert H Kramer
Albert H Kramer
President

DATE November 15, 2001 \s\ Donald R Breitenstein	Donald R Breitenstein
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

CONESTOGA ENTERPRISES, INC.

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