Form 10-K
period 2001-12-31
CONESTOGA ENTERPRISES INC
filed 2002-03-25
CIK 854727

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2001  Commission File Number 0-24064

                          CONESTOGA ENTERPRISES, INC.

            a Pennsylvania Corporation          Employer IRS No.23-2565087

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

             Yes  X  No ____
                 ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate the number of shares outstanding of each of the issuers' classes of Common Stock, as of the close of the period covered by this report.

  Class                Outstanding at December 31, 2001

  Common Stock, $1.00 par value      8,080,868 shares

The aggregate market value of the voting stock held by non-affiliates on February 28, 2002, was $244,063,543. The stock of the Company is traded on NASDAQ National Market (ticker symbol "CENI").

                                     PART I

ITEM 1.  BUSINESS

    Conestoga Enterprises, Inc. (the Company) is a Pennsylvania corporation that is doing business as a holding company owning all of the outstanding shares of the following operating companies: Conestoga Telephone and Telegraph Company (Conestoga); Buffalo Valley Telephone Company (Buffalo Valley); CEI Networks, Inc. (CEI Networks); Conestoga Mobile Systems, Inc. (Conestoga Mobile); Conestoga Wireless Company (Conestoga Wireless); and Infocore Inc. (Infocore). The Company's subsidiary, Conestoga, owns a 10.95% interest in the PenTeleData Limited Partnership I.

    Conestoga and Buffalo Valley are incumbent local exchange carriers (ILEC), which furnish communication services, mainly local and toll telephone service in their respective service areas. Conestoga serves an area of approximately 300 square miles, which includes parts of the counties of Berks, Chester, Lancaster, and Montgomery, in the Commonwealth of Pennsylvania. Buffalo Valley serves an area of approximately 275 square miles in Union and Northumberland Counties in the Commonwealth of Pennsylvania. Both Companies' services are distributed through their telephone exchanges and systems of overhead and underground wire and cables. Conestoga's and Buffalo Valley's entire telephone systems are digitally equipped. The population of Conestoga's service area is estimated to be 124,600, with an average annual growth rate of .7%. The population of Buffalo Valley's service area is estimated to be 39,500, with an average annual growth rate of .4%.

    Conestoga was incorporated on August 20, 1902 and the original Buffalo Valley on September 13, 1904. The Company acquired Buffalo Valley on May 31, 1996. Both are incorporated under the laws of the Commonwealth of Pennsylvania. They are subject to the jurisdiction of the Pennsylvania Public Utility Commission (PUC), which franchised and established their geographical service areas. Within their areas, at the present time, they are not in competition with any other company in providing local exchange telephone service. They are subject to the jurisdiction of the Federal Communications Commission (FCC) with respect to interstate services.

   The Company acquired Infocore on April 30, 1997. Infocore is a diversified telecommunications service company founded in 1981, which designs, installs and maintains telephone and computer systems and resells local exchange and toll services.

   Conestoga Wireless was formed on March 17, 1995 as a Limited Liability Company owned 60% by the Company and 40% by Infocore. The limited liability company was merged into a corporation by the same name on January 1, 1998, with the result that the Company now owns 100% of the outstanding shares of Conestoga Wireless, the corporation. Conestoga Wireless began providing digital wireless telecommunication, called PCS services, in Eastern and Central Pennsylvania in May 1998, pursuant to Federal Communications Commission PCS licenses. During the third quarter of 2001 the Company closed on a transaction for various subsidiaries to sell their telecommunication towers to Mountain Union Telecom LLC, headquartered in Alexandria, Virginia, for approximately $21 million. By the end of 2001 the sale of seventy-two towers had been completed with three remaining as holdout sites in accordance with the agreement with Mountain Union Telecom, LLC.

   Northern Communications, Inc. (Northern Communications) was organized in March 1981 as a non-regulated commercial enterprise operated for the resale of
long distance service.   During 1997, Northern Communication's name was changed
to Conestoga Communications, Inc. (Conestoga Communications) and began operations as a full-service interexchange carrier. During 1998, Conestoga Communications began operations as a Competitive Local Exchange Carrier (CLEC), operating in adjacent Verizon territories. Effective on December 31, 2000, Conestoga Communications was merged into TeleBeam, Inc. (TeleBeam) and the name of the surviving company was changed to CEI Networks, Inc.

   The Company acquired TeleBeam, Inc. on January 31, 2000. TeleBeam was founded in 1992, as a Delaware Corporation with headquarters in State College Pennsylvania, to develop a broadband fiber network to provide multiple communication services to customers in central Pennsylvania as a bundled package through one service delivery venue. TeleBeam is a diversified telecommunications service company, which provides its services primarily to business and multi-dwelling unit residential customers. TeleBeam provides a variety of individual and bundled services to its customers, including long distance voice services, Internet access and high-speed data transport, video and other enhanced communication services. Effective on December 31, 2000, TeleBeam's name was changed to CEI Networks, Inc.

   PenTeleData Limited Partnership I provides data transmission and interconnection services, including Internet services.

   Conestoga Mobile is engaged in the business of providing radio paging services in the Eastern and Central Pennsylvania regions.

  The Company's earnings for 2001 were impacted by the following:

      1. The strong operating results of the Company's telephone wireline segment of $23.3 million.
      2. The operating loss of the Company's telephone wireless segment of $8.1 million.
      3. The operating loss of the Company's CLEC and long distance segment of $3.8 million.
      4.  The operating loss of the Company's other segment of $239 thousand.
      5. The Sale of investment securities provided a before tax gain totaling $360 thousand.
      6. Transaction costs of $1.4 million associated the review of the Company's strategic options, the agreement and plan of merger with D&E Communications, Inc. and the terminated transaction with NTELOS.
      7. The $10.0 million termination fee to NTELOS to terminate that transaction.

    Percentages of the Company's consolidated operating revenue in telephone wireline services, wireless communications, competitive local exchange and long distance services and other telecommunications revenues are shown on the following table:

                              2001      2000      1999      1998      1997
                              --------------------------------------------

Telephone Wireline Services    57%       59%       59%       65%       82%
Wireless Communications
   Services                     8%        5%        4%        2%        1%

Competitive Local Exchange
 and Long Distance Services     25%       26%       26%      23%        9%
Other Telecommunications
 Revenues                       10%       10%       11%      10%        8%

                               100%      100%      100%     100%      100%

       The telephone wireline services, which are regulated by the Pennsylvania Public Utility Commission and the Federal Communications Commission, contribute a greater percentage to net income than the more competitive wireless, competitive local exchange and long distance services and other telecommunications revenues.

       On December 31, 2001, the Company had 84,899 telephone wireline access lines in service, of which 24% served business customers. The Company also had 18,807 competitive local exchange (CLEC) lines in service, 19,271 PCS wireless communications subscribers, and 3,184 video subscribers.

       On December 31, 2001 Conestoga had a total of 161 employees, of which 98 were covered by one collective bargaining agreement. Buffalo Valley had a total of 54 employees, Infocore had a total of 54 employees, Conestoga Wireless had a total of 47, and CEI Networks had a total of 72, none of which are covered by a bargaining agreement.

Financial Information about Industry Segments

       Financial information about the Company and its subsidiaries is contained in the consolidated financial statements included herein. The Company has adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company's reportable segments are strategic business units that offer different services, require different technology and marketing strategies and are managed separately. The Company has three reportable segments: (i) telephone, traditional telephone services, (ii) wireless, paging and personal communications services (PCS), and (iii) CLEC and long distance, competitive local exchange and long distance services.

ITEM 2.  PROPERTIES

       Conestoga, Buffalo Valley, Conestoga Wireless, CEI Networks and Conestoga Mobile are engaged in the business of furnishing communication service. Their properties do not lend themselves to description by character and location of principal unit because their plant is widely distributed in their service territories.

       As of December 31, 2001, investment in telephone plant in service by Conestoga and Buffalo Valley consisted of the following categories and approximate percentages:

       A.   Digital Switching equipment: 34%;

       B. Land and buildings (occupied principally by digital switching equipment): 4%;

       C. Connecting lines not on subscribers' premises (a majority of which are on or under public highways, streets, and alleys, and the remainder on or under private property): 56%;

       D.   General purpose computers: 2%;

       E. Motor vehicles, other work equipment and furniture and office equipment: 4%.

       As of December 31, 2001, investment in plant in service by Conestoga Wireless, CEI Networks, Infocore and Conestoga Mobile consisted of the following categories and approximate percentages:

       A.    Land, Buildings and Towers: 7%;

       B.    Transmitters and terminal equipment: 44%;

       C.    Plant: 14%;

       D.    Computers and other plant: 6%;

       E.    Digital Switching equipment: 29%;

     Conestoga and Buffalo Valley own most of their occupied buildings as well as most of the land on which the buildings are located. Several of the remote switching center buildings of Conestoga and Buffalo Valley are located on leased properties. Conestoga Wireless primarily leases space for its antennae on towers of facilities owned by others. Conestoga, Buffalo Valley, CEI Networks and Conestoga Wireless are leasing some office space for corporate purposes.

     Infocore has fixed assets consisting of vehicles and furniture and fixtures. Infocore leases office space for its operations.

     Standard practices prevailing in the telephone industry are followed by both Conestoga and Buffalo Valley in the construction and maintenance of their plant and facilities. Both consider their plant and facilities, as a whole, to be in sound physical and operating condition. Modernization of plant and facilities is very important in the telecommunications industry. Conestoga and Buffalo Valley together added 32.9 miles of fiber optic cable during 2001 and at the end of 2001 had 505 miles of fiber optic cable in service. CEI Networks installed 49.5 miles of fiber optic cable in 2001. Software additions to the companies' digital switches are added each year in order to fulfill the demand for enhanced service through the digital network.

ITEM 3.  LEGAL PROCEEDINGS

     As of December 31, 2001, there was no litigation that was material, as defined in Regulation S-K Item 103, pending against the Company and its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There was nothing submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   (a) the Company's Common Stock is trading on the NASDAQ National Market under the Ticker Symbol "CENI". The high and low sales prices for each quarter of 2001 and 2000 are listed below.

                   2001           High     Low
                   ----           ----     ---
                1st Quarter     $17.625  $13.375
                2nd Quarter     $30.190  $14.500
                3rd Quarter     $38.750  $18.850
                4th Quarter     $32.300  $22.070

                   2000           High     Low
                   ----           ----     ---
                1st Quarter     $25.000  $16.500
                2nd Quarter     $22.000  $16.000
                3rd Quarter     $21.000  $17.625
                4th Quarter     $19.625  $15.500

        (b)  Approximate Number of Equity Security Holders.

                                 Approximate Number of
                                 Record Holders (as of
        Title of Class             December 31, 2001)
        --------------             ------------------

        Common Stock                    1,523 (1)

        Preferred Stock                    40 (1)

   (1) Included in the number of stockholders of record are shares held in "nominee" or "street" name.

    (c)  Dividends

         Payments of common stock dividends will be within the discretion of the Company's Board of Directors and will depend on, among other factors, earnings, capital requirements, restrictive debt covenants, and the operating and financial condition of the Company. During the years 2000 and 2001, the total cash dividend paid each year by the Company was $.84. Dividends were paid quarterly throughout the years.

         Under the most restrictive covenants of the Company's debt agreements, the Company, as of December 31, 2001, is not permitted to make any further dividend distributions until the Company generates approximately $14.0 million of consolidated net income as defined in the debt agreements. The Company has received a temporary waiver of this covenant permitting the Company to pay a dividend in the first quarter of 2002. The temporary waiver expires June 30, 2002, or earlier under certain conditions. The temporary waiver does not authorize dividends in the second quarter of 2002 and thereafter.

         During the second quarter of 1996 the Company issued Series A Convertible Preferred Stock. Cumulative dividends of $3.42 per share per annum are paid semi-annually. During 2000 and 2001, the Company paid annual cash dividends of $3.42 per share on the Series A Convertible Preferred Stock.

         The Company mailed notice of redemption of its convertible preferred stock to its preferred shareholders on January 7, 2002. The redemption date was February 6, 2002. The preferred shareholders had the option of receiving a cash redemption price per share of $66.94, including accumulated dividends, or converting each preferred share into 2.83 shares of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA


                                (in thousands, except shares and per share data)
                                    2001      2000     1999     1998      1997
                                  --------  -------- -------- --------  --------

Selected Income Statement Data:

Operating Revenue                 $ 92,822  $ 86,432 $ 86,131 $ 76,481  $ 59,306
Net Income (Loss)                   (8,473)    3,114    2,440   10,682     9,476
Basic Earnings (Loss)
 Per Common Share                   ($1.12) $   0.33 $   0.24 $   1.32  $   1.18
Diluted Earnings (Loss)
 Per Common Share                   ($1.12) $   0.33 $   0.24 $   1.31  $   1.18
Cash Dividends declared
per Common Share                  $   0.84  $   0.84 $  0.833 $  0.814  $  0.806

Selected Balance Sheet Data:

Net Plant                         $111,014  $103,192 $ 96,674 $ 92,410  $ 72,699
Total Assets                       178,368   182,370  168,133  169,897   133,062
Long-term Debt                      37,724    71,339   50,616   53,637    23,255
Current Maturities
 Of Long-term Debt                  33,615     4,770    4,982    3,633     3,040

Redeemable Preferred
      Stock                          4,707     9,184   10,191   11,719    12,780
Stockholders' Equity                62,429    72,462   77,016   77,938    73,801

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  In early 2001 the Company determined to explore its strategic alternatives, including remaining independent, selling one or more of its operations or selling the entire company. As a result of that process, in November 2001 the Company entered into an agreement and plan of merger with D & E Communications, Inc. (D&E) of Ephrata, Pennsylvania, pursuant to which the Company will merge with a subsidiary of D&E and all of the outstanding common shares of the Company will be exchanged for cash and/or stock of D&E. In order to enter into the agreement with D&E, the Company terminated an agreement and plan of merger with NTELOS, Inc. (NTELOS) dated July 24, 2001, on the grounds that, under the terms of the NTELOS agreement, the D&E transaction constituted a "Superior Competing Transaction" to the NTELOS transaction. The Company paid NTELOS a termination fee of $10.0 million in December 2001 to terminate the NTELOS transaction. The merger with D&E is contingent upon regulatory and shareholder approval and is anticipated to close in the second quarter 2002.

     During the second quarter of 2001 the Company also announced that it had entered into an asset sale and lease-back agreement with Mountain Union Telecom, LLC, to sell the communications towers, located throughout Eastern and Central Pennsylvania, to Mountain Union Telecom LLC and lease-back space on the towers for its antennae.

     The Company continued on its plan of becoming a full service integrated communications provider in 2001 by growing its competitive local exchange (CLEC) business and its wireless personal communications services (PCS), and focusing on offering high speed data DSL service throughout its local exchange telephone companies (LEC) service territories.

      Operating Revenue increased from $86.432 million in 2000 to $92.822 million in 2001, an increase of 7.4%. The telephone wireline service revenues increased 4% in 2001 when compared with 2000, mostly in local service revenues, due to more access lines in service and to increased DSL service revenue, and in network access from greater inter-lata pooling settlements. Wireless revenue increased 64% in 2001 when compared with 2000, due to continued expansion of the wireless

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

customer base. CLEC and long distance revenue was 4% greater in 2001 than in 2000 due to substantial increase in the CLEC customer base. Long distance revenues were 6% greater in 2000 mostly due to price competition. Other telecommunications revenues increased 11% due to strong equipment sales in 2001.

     The operating loss for 2001 of $834 thousand compared with operating income in 2000 of $8.981 million which decline was a direct result of the merger and acquisition costs incurred in 2001. Excluding those acquisition costs, operating income for 2001 would have been $10.567 million, an increase of 8% over the previous year, provided mostly by improved operating results from the telephone wireline businesses, the wireless business and the equipment sales business. In 2001, an increase in the operating loss of the CLEC and long distance business was experienced due to the expansion of the CLEC business and the very price competitive nature of the long distance business.

     The net loss in 2001 of $8.473 million resulted from the above-mentioned merger costs, but did include a pre tax gain from the sale of marketable securities of $360 thousand. The net income for 2000 of $3.114 million included acquisition costs from the TeleBeam merger of $845 thousand and included a before tax gain from the sale of marketable securities of $2.1 million. Net income not including the merger costs in 2001 would have been $2.928 million.

     The continued strong operating performance of the Company's local networks and related markets provides the Company with the financial resources to pursue its strategic plan to become a fully integrated communications provider.

     The Company's subscriber and access line data as of December 31, 2001 and December 31, 2000 is as follows:


                                       December 31    December 31
                                          2001           2000         Change
                                         ------         ------        ------

     Local Exchange Lines (LEC)          84,899         82,844          +  3%
     Competitive Local
           Exchange Lines (CLEC)         18,807         10,928          + 72%

     Wireless PCS Subscribers            19,271         15,405          + 25%

     Long Distance Subscribers           40,665         36,754          + 11%

     Paging Lines                         5,416          5,904          -  8%

     DSL Subscribers                      1,536            567          +171%

     Cable Modem Subscribers                936            350          +167%

     Video Subscribers                    3,184          2,561          + 24%

Business Segments:

      The Company's reportable segments are strategic business units that offer different services. They are managed separately because each business unit requires different technology and market strategies. The reportable segments are: Telephone Wireline, which is traditional telephone services provided by Conestoga and Buffalo Valley; Telephone Wireless, which is paging and Personal Communications Services (PCS) provided by Conestoga Wireless and Conestoga Mobile; and CLEC and Long Distance, which is competitive local and long distance services provided by CEI Networks. The "Other" column is primarily the sale of communication and security monitoring equipment and communications consulting services provided by Infocore.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

REVENUES
Operating Revenues:
                              Increase/(Decrease)
                              (in thousands)

December 31, 2001 compared to December 31, 2000

Telephone Wireline Revenues               $1,528    3.0%
Wireless Revenues                          2,985   63.7
CLEC and Long Distance                       931    4.2
Other Revenues                               946   11.0

         Total                             6,390    7.4

December 31, 2000 compared to December 31, 1999

Telephone Wireline Revenues               $  (66)  (0.1%)
Wireless Revenues                          1,752   59.7
CLEC and Long Distance                      (836)  (3.7)
Other Revenues                              (549)  (6.0)

         Total                               301    0.3

Telephone Wireline Revenues

     Conestoga and Buffalo Valley, the local telephone companies, generate revenues by providing local service, network access, intra-lata long distance, equipment sales and other miscellaneous revenues, which include billing and collection, directory advertising and rent revenues. Conestoga and Buffalo Valley together had a total of 84,899 access lines in service as of December 31, 2001, an increase of 2,055 during 2001. The rate increases granted to both local telephone companies was the result of an amendment to the Pennsylvania Public Utility Act, which provided for streamlined rate regulation referred to as "Chapter 30". It had the effect of increasing local service rates and decreasing intrastate network access rates, creating revenue neutral rate adjustments for the telephone companies. Local service revenues for the telephone companies together increased 10.3% during 2001 when compared with 2000. It is estimated that during 2001 this rate change increased local service revenues in excess of $1.0 million. Local Service Revenues are generated from the provision of local exchange services, including enhanced services, by the Company's operating telephone subsidiaries, Conestoga and Buffalo Valley. Enhanced services include Caller ID, Call Waiting and Return Call. Local service revenues are regulated by the Pennsylvania Public Utility Commission
(PUC).

     The Company began offering high-speed digital subscriber line service (DSL) in 2001 in its franchised territories and its CLEC territories. DSL could negatively impact the installation of residential second lines over the next few years, which was a major source of the growth in access lines over the last few
years.   The Company had 1,536 DSL subscribers as of December 31, 2001.  The
Company anticipates that DSL service will grow rapidly in the next few years.

     The telephone companies' long distance and access revenues for 2001 increased 1.8% mostly due to more favorable settlements on both the inter-lata and intra-lata jurisdictions. Access Service Revenues consist of payments from end-user subscribers and long distance carriers to access the Company's local exchange facilities to provide long distance services. Total switched access minutes of use on the Company's networks increased 4% during 2001. Intrastate access rates were reduced in 2001 again as a result of the Pennsylvania PUC rate-rebalancing order. It is anticipated that access rates will continue to decline as local competition in the telecommunications industry becomes more widespread. This could negatively impact future Access Service Revenues of Conestoga and Buffalo Valley. Intralata competition within Pennsylvania has caused long distance revenue of Conestoga and Buffalo Valley to decrease.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     The telephone companies' equipment revenues, which include customer premise equipment such as telephones, small business systems and related supplies, declined 3.2% in 2001 when compared with 2000. The telephone companies' other revenues which include directory advertising, billing and collection and rents, declined 6.6% partially due to less miscellaneous and billing and collection revenues from the interexchange carriers. Uncollectibles for the telephone wireline business for 2001 were 0.3% of the gross telephone wireline revenue.

     The telephone companies realized a combined operating margin of 44% in 2001 on operating revenues of $53 million and operating income of $23 million, compared with a 40% margin in 2000.

Wireless Revenues

  Wireless communication service revenues are generated by Conestoga Wireless Company providing wireless Personal Communication Service (PCS), and Conestoga Mobile System providing paging service. Conestoga Wireless Company commenced the commercial operation of its PCS system in May 1998. As of December 31, 2001, Conestoga Wireless had a total of 19,271 PCS subscribers, an increase of 3,866 when compared with December 31, 2000. Conestoga Mobile Systems had 5,416 paging lines as of December 31, 2001, a decrease of 488 when compared with December 31, 2000. Conestoga Wireless Company generated $7.1 million in operating revenue during 2001, an increase of 77% over 2000. Conestoga Mobile Systems paging service generated $712 thousand in operating revenue during 2001, which was 9% less than 2000. The wireless communication services' operating loss of $8.956 million for 2001 improved 10% over 2000 or $887 thousand.

     The wireless communications service equipment revenues include PCS wireless phones and wireless pagers and related supplies, and the other revenues are mostly rent revenues. The Uncollectibles for the wireless business for 2001 were 1.1% of the gross wireless revenue.

CLEC and Long Distance Revenues

     Competitive local exchange (CLEC) revenues and full inter-exchange long distance service is provided by CEI Networks. The CLEC revenues are generated by providing local service, enhanced features and DSL service to customers located in certain Verizon areas, giving the customer a choice of service providers. CEI Networks had a total of 18,807 access lines as of December 31, 2001, adding 7,879 during 2001. CLEC local service revenue for 2001 was $4.6 million compared with $1.7 million for 2000.

     Long distance is very price competitive, and competitive pricing has caused long distance revenue to decline. A large portion of the telephone companies' long distance subscribers were picked up by CEI Networks, and CEI Networks did benefit from the rate rebalancing order mentioned above, which reduced intrastate carrier access rates. During 2001, the long distance revenues of CEI Networks decreased 6%, or $1.0 million when compared to 2000.

     Other revenues generated by CEI Networks include pay telephone, video and prepaid calling cards. The Uncollectibles for the CLEC and Long Distance business for 2001 were 1.7% of the gross revenue.

     The Competitive local exchange and long distance services operating loss for 2001 was $3.8 million.

Other Revenues
The Company's other telecommunications revenues are generated from its equipment and consulting service company, Infocore. It includes the sale of communications equipment and facility management consulting services. The sale of communication equipment includes telephones, switchboard equipment (PBX), security monitoring equipment and some other related equipment. Infocore's equipment sales for 2001 were up 17%, or $1.0 million, when compared with 2000 due to substantially greater activity for customer premise equipment and from large PBX and security system accounts. Other revenue from Infocore for facility management, which offers small and mid-size long distance customers bulk discounted rates otherwise not available to those customers was down 2% from 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EXPENSES
0perating Expenses:
                              Increase/(Decrease)
                              (in thousands)

December 31, 2001 compared to December 31, 2000

Cost of Services                                $ 3,847      10.5%
Cost of Sales                                      (188)     (3.0)
Depreciation and Amortization                       794       4.7
Merger Costs                                     10,556   1,249.2
Selling, General and Administrative               1,196       7.0

         Total                                   16,205      20.9

December 31, 2000 compared to December 31, 1999

Cost of Services                                $ 1,490       4.2%
Cost of Sales                                      (987)    (13.8)
Depreciation and Amortization                     1,242       8.0
Merger Costs                                        741     712.5
Selling, General and Administrative                (156)     (0.9)

         Total                                    2,330       3.1

  The 20.9% increase in operating expenses in 2001 reflects the termination fee paid to NTELOS, Inc. for the termination of the merger agreement between NTELOS and the Company and other merger costs totaling $11.4 million, and increased cost of operations mostly from the continued expansion of the Company's CLEC and long distance and wireless PCS businesses. The telephone wireline operating expenses were 4.0% less in 2001 when compared with 2000. The wireless communications operating expenses increased 15.3% in 2001 when compared with 2000, and the CLEC and long distance services' operating expenses were 13.2% greater. The other telecommunications operating expenses increased 5.7% in 2001 when compared with 2000.

Cost of Services

  Cost of Services Expense includes outside plant expenses, digital switching and other network expenses, engineering expenses, and other related administrative expenses. The increase in cost of services during 2001 was caused in large part by the increase in demand for the Company's PCS wireless business and the CLEC business. The telephone wireline cost of service expenses of Conestoga and Buffalo Valley are primarily regulated expenses for network and outside plant maintenance and increased 2.6%, or $342 thousand, in 2001 when compared with 2000. The Company's CLEC cost of services increased 7.9%, or $1.4 million, in 2001 when compared with 2000, while the long distance cost of operations declined 6.2%, or $181 thousand, mostly due to more favorable rates charged by the long distance carriers that provide its long distance access.
The Company's wireless communications business expenses increased 32.7%, or $1.6 million, due mostly to increased transport and network operations costs, and the other telecommunications service costs increased 7.6%, or $367 thousand, in 2001 when compared with 2000.

Cost of Sales

      The Company's cost of sales during 2001 was slightly lower when compared with 2000. Infocore's, the Company's sales and equipment provider, cost of sales increased $137 thousand, or 5%, in 2001 when compared with 2000, while the telephone company's wireline cost of sales declined $242 thousand, or 12%, and the wireless communications cost of sales decline $82 thousand, or 5%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Depreciation and Amortization

      Depreciation and amortization expenses include charges from all of the business segments. The increase of 4.7% in 2001 when compared with an 8% increase in 2000 is due to the sale and lease back of the wireless towers in the second quarter of 2001, thereby reducing depreciation costs. Depreciation expense for 2001, computed by the straight-line method, totaled $16.0 million and equated to a 7.88% effective composite rate, compared with 7.72% for 2000, and 7.58% for 1999. As discussed in Note 1 of the consolidated financial statements, Statement of Financial Accounting Standards No. 142 became effective January 1, 2002. As a result, the Company will no longer be amortizing goodwill: however, subsequent impairment reviews may result in periodic write-downs of recorded goodwill. Goodwill amortization expense was $1.295 million, $1.706 million and $2.287 million for the years 2001, 2000 and 1999, respectively.

Merger Costs

     When comparing 2001 with 2000, the increase in merger costs is due to the merger and merger termination costs of $11.4 million related to the proposed merger of the Company with D&E Communications, Inc., and the required merger termination fee paid to NTELOS, as mentioned above. The merger costs in 2000 and 1999 were as a result of the Company's acquisition of TeleBeam.

Selling, General and Administrative

  The Company and all of its subsidiaries incur selling, general and administrative expenses. Selling expenses include advertising and marketing. General and administrative expenses include executive, accounting and finance, information technology expenses, and taxes other than income taxes. When comparing 2001 with 2000, the increase of $1.2 million is mostly from increased selling, general and administrative costs incurred from the CLEC/LD business, which increased 29%, mostly in customer acquisition costs and other shared corporate charges. The telephone wireline business' selling, general and administrative costs decreased 10%, or $836 thousand, mostly as the result of allocations of shared corporate charges.

Operating Income (Loss)

     Operating loss for 2001 of $834 thousand, compared to operating income of $8.981 million in 2000, reflects merger/acquisition costs of $11.4 million in 2001 and $845 thousand in 2000, and improved operating results from the telephone wireline business operations and the wireless business but declining results from the CLEC and long distance operations. Not including the acquisition costs of both years, operating income would have been $10.6 million in 2001 and $9.9 million in 2000. The Company's telephone wireline business provided operating income of $23.3 million in 2001 compared with operating income of $20.5 million in 2000. The continued expansion of the Company's CLEC and PCS business produced negative operating results in both periods. The CLEC and long distance business recorded an operating loss of $3.759 million during 2001 compared with an operating loss of $1.578 million in 2000. The wireless PCS business incurred an operating loss of $8.069 million during 2001 compared with an operating loss of $8.956 million for 2000. The other communication business incurred an operating loss of $239 thousand during 2001 compared with an operating loss of $658 thousand in 2000.

Other Income (Expenses), Net

  Other income (expenses), net consist primarily of interest and dividend income, interest expense, income or losses from limited partnership interests, and gains from sale of investment securities. When comparing 2001 with 2000, there were more securities liquidated in 2000, resulting in a pre tax gain of $2.118 million compared with $360 thousand pre tax gain in 2001. Interest expense during 2001 was $455 thousand greater than interest expense in 2000.

  The Company drew on its two bank lines of credit for interim financing in 2001, and 2000, with balances of $10.0 million and $0.0 million respectively remaining as of December 31 of each year on its bank lines of credit.

  The Company, through its subsidiary Conestoga, owns a 10.95% limited partnership interest in PenTeleData, L.P., which provides Internet access, and for 2001 and 2000 recorded losses of $39 thousand and $339 thousand, respectively. There were no capital requirements in 2001 and none are anticipated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Income Taxes

  Income taxes decreased in 2001 as a result of the decline in the Company's income (loss) before income taxes. The federal and state income tax rates over the period remained unchanged. The Company's effective tax rate (income tax expense as a percentage of income (loss) before income taxes) was 49.9%, 51.3% and 63.9% in 2001, 2000 and 1999, respectively. The change in the effective tax rates is due primarily to a valuation allowance on state net operating losses and the relationship of nondeductible goodwill amortization and acquisition costs to pretax income (loss).

Net Income (Loss)

      The 2001 net loss of $8.473 million included $11.4 million of merger-related costs and a $247 thousand after tax gain on the sale of investment securities. 2000 net income of $3.114 million included merger-related costs of $845 thousand and a $1.358 million after tax gain on the sale of investment securities.

     The 2001 net loss and 2000 net income were negatively impacted by the operating losses of Conestoga Wireless and CEI Networks, and the goodwill amortization associated with the acquisitions of Buffalo Valley, Infocore, and TeleBeam's acquisition of NAC. The goodwill of Infocore was fully amortized in April 2000. The Statement of Financial Accounting Standard No. 142 became effective January 1, 2002 and as a result, the Company will no longer be amortizing goodwill. Goodwill amortization expense was $1.295 million and $1.706 million for years 2001 and 2000 respectively. The Company anticipates that net income will be negatively impacted in the near future as a result of the expenses associated with the continued build-out and development of the Company's wireless PCS business and CLEC and long distance businesses.

FINANCIAL CONDITION

Liquidity and Capital Commitments

 Years Ended December 31,                2001           2000           1999
                                         ----           ----           ----
 Cash Flows From (Used In):

    Operating activities               $    771      $  18,234      $  20,488

    Investing activities                 (3,578)       (25,577)       (20,076)

    Financing activities                   (569)        10,365         (6,706)

  The Company uses the net cash generated from its operations and from external financing to fund capital expenditures for network expansion and modernization and to invest in new businesses. The Company's sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. We expect that presently foreseeable capital requirements, including CEI Networks' build-out of its CLEC business, along with the expansion of the PCS business could require additional debt financing in order to maintain our capital structure and ensure our financial flexibility.

  On December 31, 2001, the Company had commitments totaling $2.2 million, including commitments to purchase equipment and materials to continue the upgrade of its telecommunications plant base and to build the PCS and CLEC networks. The Company plans to finance its projected capital budget requirements for 2002, totaling $17.8 million, from internally generated funds.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

      On December 31, 2001 the Company had the following contractual and commercial commitments:

                                      Due less than   Due In      Due In      After
                              Total   1 Year          1-3 Years   4-5 Years   5-Years
                              (,000)  (,000)          (,000)      (,000)      (,000)
                              ------  ------          ------     -------      ------
Operating Lease              $19,349      $ 2,855     $4,254     $ 3,622     $ 8,618

Capital Lease                  5,317          290        580         580       3,867

Long-Term Debt                68,546       33,546          0       7,000      28,000

Purchase Commitments           2,200        2,200          0           0           0

Total Cash Obligations        95,412       38,891      4,834      11,202      40,485

Notes Payable                 10,000       10,000          0           0           0
(Line of Credit)

Cash Flows From Operating Activities

  Our primary source of funds continues to be cash generated from operations. Taking into account net income plus the various adjustments for depreciation and amortization, the cash flows from operating activities in 2001 were $771 thousand. Cash flow in 2001 was negatively impacted by the $11.4 million merger related costs. Although net income for accounting purposes is decreased by the amortization of the goodwill arising from the acquisitions of Buffalo Valley and Infocore and the higher depreciation expenses arising from the capital investment in PCS and CLEC, amortization and depreciation are non-cash expenses and, consequently, a source of cash that the Company can use for the capital investments necessary to maintain and upgrade its network and build and develop PCS and CLEC.

Cash Flows Used in Investing Activities

      Capital expenditures are the Company's primary use of cash resources. The Company's capital expenditures in 2001 included $11.6 million for the Company's wireline operations, $4.9 million for the build-out and further development of its wireless operation and $6.4 million for the build-out of the CLEC operations. The investment in the wireline operations was consistent with the investments made in 2000 and 1999. The investment in the wireless operation was $ 8.2 million in 2000 and $6.9 million in 1999. The investments are made to support the Company's businesses in order to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of its networks. The investments in the PCS and CLEC systems by the Company are treated as investments in new businesses.

      During 2001, the Company received $19.1 million from the sale of some of
its wireless communications towers.   During 2001, the Company received proceeds
totaling $503 thousand from the sale of equity securities. During 2000, the Company received proceeds totaling $3.0 million from the sale of equity securities.

      Additional capital will be needed for the remaining build-out of the PCS
network and the build-out of the CEI Networks' CLEC network.   The continued
build-out of these two networks for 2002 are budgeted to be $6.1 million. Additional financing could come from internal sources, or issuance of additional debt, or common stock.

Cash Flows Used in Financing Activities

      As in prior years, dividend payments were a significant use of cash. In 2001, the Company paid dividends totaling $7.1 million and paid $198 thousand to redeem preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

      During 2001 the Company used one of its lines of credit to finance the $10.0 million merger termination fee it paid to NTELOS. At the end of 2001, the Company also had unadvanced amounts from two lines of credit totaling $60 million.

      The credit agreements and Senior Notes contain provisions which, among other things, require maintenance of certain financial ratios and limit the amount of additional indebtedness the Company may incur. As of December 31, 2001, the Company was in default of certain of these provisions. The Company obtained a temporary waiver on February 25, 2002, whereby the lender waived compliance by the Company with these provisions with respect to failure to comply resulting from the payment of the $10.0 million termination fee to Ntelos and the $1.4 million in transaction costs incurred by the Company with respect to its review of its strategic alternatives. The temporary waiver expires June 30, 2002, or earlier under certain conditions, at which time the debt balances become callable by the lender. As of December 31, 2001, the balances under this agreement are classified as current liabilities in the financial statements. In the event that the lender does in fact call the loan on June 30, 2002, the Company has unused lines of credit with another bank to cover this liability.

Equity Investments

      The Company had continued to invest in the future of the telecommunications industry through the ownership of the publicly traded stock of other telecommunication companies. Management viewed this investment as a source of future liquidity. During 2000, the Company sold a portion of its portfolio for $3.0 million, and during 2001 it sold the remaining portion for $503 thousand. As of December 31, 2001 there were no equity investments of this type remaining.

OTHER FACTORS

Proposed Merger

      The Company has entered into an Agreement and Plan of Merger dated November 21, 2001 with D&E Communications, Inc., which states that the Company shall be merged into a subsidiary of D&E Communications, Inc., and that the Company's common stock holders will receive cash and/or common stock of D&E Communications, Inc. in exchange for the Company's common shares. If the merger is completed it will result in a change in control of the Company. The Company anticipates that the merger will close in the second quarter of 2002.

Personal Communication Services (PCS)

      Conestoga Wireless began commercial operations as a provider of wireless telecommunications services in May, 1998. By the end of 2001 it had 140 base stations in service throughout the Reading, Sunbury, Williamsport and State College areas. Conestoga Wireless plans to put an additional 10 base stations into service during 2002, to augment coverage in those markets.

      Conestoga Wireless holds licenses to provide wireless services known as Personal Communication Services ("PCS") in radio spectrum. PCS is a wireless communications service based on lower power and a higher frequency bandwidth than cellular service. The Basic Trading Areas in which Conestoga Wireless holds licenses are Reading, Pottsville, Sunbury, Williamsport, and State College, Pennsylvania, covering ten counties in Pennsylvania.

      The development of the PCS network and business is subject to the risks and delays associated with the design and construction of the wireless system and the commencement of a new business. After the sale of its communication towers, the Company has a remaining investment of $38 million as of December 31, 2001. The Company's customer base grew 25% in 2001 with 19,271 subscribers as of December 31, 2001. The wireless business generated an operating loss of $8.1 million, and the Company has projected PCS operating losses for the near future.

Competitive Local Exchange Service (CLEC)

      The Company began offering competitive local exchange services, know as CLEC service, in 1999. It expanded its CLEC operations significantly when it purchased TeleBeam, Inc. in January 2000. During 2001 it invested $6.4 million in its CLEC operations and as of December 31, 2001 has a total of $25.1 million invested in CLEC operations. The CLEC customer base grew 72% in 2001 to 18,807 subscribers as of December 31, 2001, and the long distance subscriber customer base grew 11%, ending the year at 40,665. The Company anticipates CLEC related capital expenditures of $5.0 million in 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

      The Company had an operating loss of $3.8 million from its CLEC and long distance operations in 2001. It anticipates that its operating losses will continue in the near future

Effects of Substantial Indebtedness and Preferred Stock on Future Operations

      At December 31, 2001, the Company had approximately $68.5 million of long term debt outstanding, approximately $2.8 million of long term capital leases, approximately $4.7 million of redeemable preferred stock, and $10.0 million in short term debt, compared to approximately $62.4 million of common equity. This resulted in a ratio of 55% debt and preferred stock to 45% equity. At December 31, 2000, the ratio was 57% debt and preferred stock to 43% equity.

      Although a higher level of debt and preferred stock is not unusual in the telecommunications industry, the additional debt and preferred stock may have important consequences on the Company's future operations, including: (i) the Company will incur additional interest expense and significant principal repayment obligations; (ii) the Company's increased leverage may make it more vulnerable to economic downturns and reduce its flexibility in responding to changing business and economic conditions; and (iii) payment of dividends on the Company's common shares is restricted and may continue to be restricted by the level of financial resources needed to service the Company's additional debt and preferred stock.

      The Company mailed a notice of redemption of its convertible preferred stock to all of its preferred shareholders on January 7, 2002. The effective date of the redemption was February 6, 2002. The preferred shareholders had the option of receiving $66.94 in cash to redeem each share of preferred stock or converting each preferred share into 2.83 shares of the Company's common stock.

      In the redemption, 15,480 shares of preferred shares were redeemed for a total of $1.036 million in cash, and 56,934 shares of preferred stock were converted into 161,227 shares of the Company's common stock.

Regulated Industry:

      Conestoga and Buffalo Valley are both regulated by the Pennsylvania Public Utility Commission (PUC) and the Federal Communications Commission (FCC). An amendment to the Pennsylvania Public Utility Act, passed in 1993, provides for streamlined rate regulation and a method for determining rates other than the historic method of rate of return regulation for the state jurisdiction. This new regulation, referred to as "Chapter 30", provides a price stability mechanism in which a telephone company's annual revenues from non-competitive services may be permitted to change in line with the Gross Domestic Product Price Index, minus a productivity offset, with no limitation on earnings by the regulated company. In order for the Company to avail itself of the procedures permitted by Chapter 30, Conestoga and Buffalo Valley must commit to providing universal broadband services by 2015.

      Both companies filed Chapter 30 Plans in July 1998, and approval was received in January 2001. The interstate jurisdiction remains subject to rate of return regulation.

      The telecommunication industry continues to undergo fundamental changes, which may have a significant impact on financial performance. The Federal Telecommunications Act of 1996 creates a regulatory environment that encourages competition. As rural companies, Conestoga and Buffalo Valley are exempt from many of the most onerous aspects of competition unless prospective competitors can pass a public interest standard and agree to offer service throughout the telephone companies' territories. In addition, in March 1998, Conestoga and Buffalo Valley received approval from the Pennsylvania PUC of a petition that has significantly strengthened the companies' competitive position relative to non-facilities based competition. However, facilities based competition is not precluded.

Accounting for the Effects of Certain Types of Regulation ("SFAS 71")

      The Company follows the accounting statement "SFAS 71" which recognizes the economic effect of rate regulation by recording costs and return on investment as such amounts are recovered through regulatory authorized rates. As of December 31, 2001, the Company had no regulated assets but had regulated liabilities totaling $357 thousand. The Company currently expects to follow the accounting practices prescribed by SFAS 71 in the foreseeable future, but, if the Company discontinued this practice, the effect of writing off any regulatory assets and liabilities would not be material to the Company's operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Effects of Inflation

      It is the opinion of management that the effects of inflation on operating revenues and expenses over the past three years have been immaterial. Management anticipates that this trend will continue in the near future.

Forward-Looking Statements

      Information contained above in this Management's Discussion and Analysis and elsewhere in this Annual Report with respect to expected financial results and future events and trends is forward-looking, based on our estimates and assumptions and is subject to risks and uncertainties. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

      In December 2001, the Company borrowed $10 million on a line of credit which carries a floating interest rate. The Company is subject to interest rate risk on this short-term debt. A one percent increase in the interest rate would result in additional interest expense of $100 thousand per year during the period the loan is outstanding.

                                    PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Conestoga Enterprises, Inc.
Birdsboro, Pennsylvania


       We have audited the accompanying consolidated balance sheets of Conestoga Enterprises, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conestoga Enterprises, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


       Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule included in Item 14(a) (2) of Conestoga Enterprises, Inc.'s Form 10-K for each of the three years in the period ended December 31, 2001 is the responsibility of Conestoga Enterprises, Inc.'s management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                         /s/ BEARD MILLER COMPANY LLP



Reading, Pennsylvania
January 30, 2002, except for Note 7 as to which the date is February 25, 2002

CONESTOGA ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                       2001               2000
----------------------------------------------------------------------------------------------------------------------------------
                                        (In Thousands, Except Shares And Per Share Data)
       ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                                    $    2,153         $     5,529
  Accounts receivable, including unbilled revenue, less allowance
     for doubtful accounts 2001 $346; 2000 $747                                                    11,635              10,212
  Inventories, at average cost                                                                      2,426               2,391
  Prepaid taxes                                                                                       729                   -
  Prepaid expenses and other current assets                                                         2,241               2,242
                                                                                               ------------------------------

       Total current assets                                                                        19,184              20,374
                                                                                               ------------------------------

INVESTMENTS AND OTHER ASSETS
  Assets held for sale                                                                                573               9,849
  Cost in excess of net assets of businesses acquired,
     less accumulated amortization 2001 $9,604; 2000 $8,309                                        41,623              43,477
  Prepaid pension costs                                                                             3,029               3,053
  Other                                                                                             2,945               2,425
                                                                                               ------------------------------

                                                                                                   48,170              58,804
                                                                                               ------------------------------

PLANT
  In service                                                                                      213,770             191,463
  Under construction                                                                                6,856              10,148
                                                                                               ------------------------------
                                                                                                  220,626             201,611
  Less accumulated depreciation                                                                   109,612              98,419
                                                                                               ------------------------------

                                                                                                  111,014             103,192





                                                                                               ------------------------------

                                                                                               $  178,368         $   182,370
                                                                                               ==============================

See Notes to Consolidated Financial Statements.

----------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                      2001                2000
----------------------------------------------------------------------------------------------------------------------------------
                                        (In Thousands, Except Shares And Per Share Data)


  LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                                                        $    33,546        $       4,705
  Current liability under capital lease                                                                69                   65
  Note payable                                                                                     10,000                    -
  Accounts payable                                                                                  5,513                6,132
  Accrued expenses:
     Payroll and vacation pay                                                                       1,265                1,007
     Taxes                                                                                              -                  895
     Other                                                                                          2,815                4,394
                                                                                              --------------------------------

       Total current liabilities                                                                   53,208               17,198
                                                                                              --------------------------------

DEFERRED REVENUE, from sale of towers                                                               9,936                    -
                                                                                              --------------------------------

LONG-TERM LIABILITIES
  Long-term debt, less current maturities                                                          35,000               68,545
  Liability under capital lease, less current portion                                               2,724                2,794
  Accrued postretirement benefit cost                                                               1,445                1,123
  Other                                                                                             1,999                1,270
                                                                                              --------------------------------

                                                                                                   41,168               73,732
                                                                                              --------------------------------

DEFERRED INCOME TAXES                                                                               6,920                9,794
                                                                                              --------------------------------

COMMITMENTS

REDEEMABLE PREFERRED STOCK, par value $65 per share;
  authorized 900,000 shares; issued and outstanding 2001
  72,414 shares; 2000 141,288 shares                                                                4,707                9,184
                                                                                              --------------------------------

COMMON STOCKHOLDERS' EQUITY
  Common stock, par value $1 per share; authorized
     200,000,000 shares; issued 2001 8,080,868 shares;
     2000 7,897,914 shares                                                                          8,081                7,898
  Additional paid-in capital                                                                       49,123               44,123
  Retained earnings                                                                                 5,225               20,820
  Accumulated other comprehensive income                                                                -                  238
  Less cost of treasury stock 2001 -0- shares; 2000 33,427 shares                                       -                 (617)
                                                                                              --------------------------------

                                                                                                   62,429               72,462
                                                                                              --------------------------------

                                                                                              $   178,368        $     182,370
                                                                                              ================================

CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------
Three Years Ended December 31,                                                      2001          2000          1999
-----------------------------------------------------------------------------------------------------------------------
                                                                                 (In Thousands, Except Per Share Data)
Operating revenues:
  Communication services                                                        $    78,646   $    72,948   $    71,413
  Equipment sales                                                                    11,994        11,192        12,552
  Other revenues                                                                      2,182         2,292         2,166
                                                                                ---------------------------------------

                                                                                     92,822        86,432        86,131
                                                                                ---------------------------------------

Operating expenses:
  Cost of services (exclusive of depreciation and amortization below)                40,443        36,596        35,106
  Cost of sales                                                                       5,992         6,180         7,167
  Depreciation and amortization                                                      17,528        16,734        15,492
  Merger costs                                                                       11,401           845           104
  Selling, general and administrative                                                18,292        17,096        17,252
                                                                                ---------------------------------------

                                                                                     93,656        77,451        75,121
                                                                                ---------------------------------------

       Operating income (loss)                                                         (834)        8,981        11,010
                                                                                ---------------------------------------

Other income (expense), net:
  Interest expense                                                                   (5,431)       (4,976)       (4,101)
  Loss from unconsolidated partnership interests                                        (39)         (339)         (350)
  Gain on sale of investments in equity securities                                      360         2,118             -
  Interest and dividend income                                                          271           706           409
  Other, net                                                                             21           (93)         (207)
                                                                                ---------------------------------------

                                                                                     (4,818)       (2,584)       (4,249)
                                                                                ---------------------------------------

       Income (loss) before income taxes                                             (5,652)        6,397         6,761

Income taxes                                                                          2,821         3,283         4,321
                                                                                ---------------------------------------

       Net income (loss)                                                        $    (8,473)  $     3,114   $     2,440
                                                                                =======================================

Basic earnings (loss) per share                                                 $     (1.12)  $      0.33   $      0.24
                                                                                =======================================

Diluted earnings (loss) per share                                               $     (1.12)  $      0.33   $      0.24
                                                                                =======================================

See Notes to Consolidated Financial Statements.

CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
Three Years Ended December 31, 2001, 2000 and 1999
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                                        Additional
                                                                                             Common Stock                 Paid-In
                                                                                -------------------------------------
                                                                                        Shares            Amount          Capital
                                                                                ---------------------------------------------------
                                                                                  (In Thousands, Except Shares And Per Share Data)
Balance, December 31, 1998                                                           7,863,210   $       39,194    $         11,869
 Comprehensive income:
   Net income                                                                                -                -                   -
   Change in net unrealized gains (losses) on securities                                     -                -                   -

     Total comprehensive income

 Reduction in par value from $5 per share to $1 per share                                    -          (31,330)             31,330
 Common stock dividends ($0.83 per share)                                                    -                -                   -
 Preferred stock dividends ($3.42 per share)                                                 -                -                   -
 Common stock issued under stock-based plans and other equity changes                   34,704               34                 688
 Conversion of preferred shares                                                              -                -                 260
                                                                                ---------------------------------------------------

Balance, December 31, 1999                                                           7,897,914            7,898              44,147
 Comprehensive income:
   Net income                                                                                -                -                   -
   Change in net unrealized gains (losses) on securities                                     -                -                   -

     Total comprehensive income

 Common stock dividends ($0.84 per share)                                                    -                -                   -
 Preferred stock dividends ($3.42 per share)                                                 -                -                   -
 Common stock issued under stock-based plans and other equity changes                        -                -                 (24)
                                                                                ---------------------------------------------------

Balance, December 31, 2000                                                           7,897,914            7,898              44,123
 Comprehensive loss:
   Net loss                                                                                  -                -                   -
   Change in net unrealized gains (losses) on securities                                     -                -                   -

     Total comprehensive loss

 Common stock dividends ($0.84 per share)                                                    -                -                   -
 Preferred stock dividends ($3.42 per share)                                                 -                -                   -
 Common stock issued under stock-based plans and other equity changes                    6,763                7               1,086
 Conversion of preferred shares                                                        176,191              176               3,914
                                                                                ---------------------------------------------------

Balance, December 31, 2001                                                           8,080,868   $        8,081    $         49,123
                                                                                ===================================================

See Notes to Consolidated Financial Statements.

-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
                   Accumulated
                      Other
    Retained      Comprehensive              Treasury Stock
                                   ----------------------------------
    Earnings         Income            Shares             Amount            Total
-------------------------------------------------------------------------------------
$     28,819      $      1,523         187,675        $    (3,467)       $     77,938
                                                                      ---------------

       2,440                 -               -                  -               2,440
           -               144               -                  -                 144
                                                                      ---------------

                                                                                2,584
                                                                      ---------------

           -                 -               -                  -                   -
      (5,876)                -               -                  -              (5,876)
        (560)                -               -                  -                (560)
           -                 -         (47,230)               872               1,594
           -                 -         (58,220)             1,076               1,336
-------------------------------------------------------------------------------------

      24,823             1,667          82,225             (1,519)             77,016
                                                                      ---------------

       3,114                 -               -                  -               3,114
           -            (1,429)              -                  -              (1,429)
                                                                      ---------------

                                                                                1,685
                                                                      ---------------

      (6,581)                -               -                  -              (6,581)
        (536)                -               -                  -                (536)
           -                 -         (48,798)               902                 878
-------------------------------------------------------------------------------------

      20,820               238          33,427               (617)             72,462
                                                                      ---------------

      (8,473)                -               -                  -              (8,473)
           -              (238)              -                  -                (238)
                                                                      ---------------

                                                                               (8,711)
                                                                      ---------------

      (6,698)                -               -                  -              (6,698)
        (424)                -               -                  -                (424)
           -                 -         (23,176)               428               1,521
           -                 -         (10,251)               189               4,279
-------------------------------------------------------------------------------------

$      5,225      $          -               -        $         -        $     62,429
=====================================================================================

CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------
Three Years Ended December 31,                                               2001         2000         1999
-------------------------------------------------------------------------------------------------------------
                                                                                    (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                      $   (8,473)  $    3,114   $    2,440
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                                           17,528       16,734       15,492
     Loss from unconsolidated partnership interests                              39          339          350
     (Gain) loss on sale of nonregulated property                              (501)           1          206
     Gain on sale of equity securities                                         (360)      (2,118)           -
     Change in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                                                (1,423)         926       (1,550)
          Materials and supplies                                                (35)        (329)        (292)
          Prepaid expenses                                                     (728)        (401)        (195)
          Prepaid pension costs                                                  24         (182)        (141)
          Other assets                                                       (1,883)         127          210
       Increase (decrease) in:
          Accounts payable                                                     (620)        (782)       1,603
          Accrued expenses and other current liabilities                     (1,084)         907        1,516
          Other liabilities                                                   1,051          246          253
          Deferred income taxes                                              (2,764)        (348)         596
                                                                       --------------------------------------

       Net cash provided by operating activities                                771       18,234       20,488
                                                                       --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of plant, net of removal costs and
     salvage from retirements                                               (23,246)     (28,252)     (18,749)
  Purchase of FCC licenses                                                        -            -       (1,162)
  Proceeds from sale of nonregulated property                                19,165           14           35
  Capital investments in unconsolidated
     partnership interests                                                        -         (325)           -
  Purchase of equity securities                                                   -            -         (200)
  Proceeds from sale of equity securities                                       503        2,986            -
                                                                       --------------------------------------

       Net cash used in investing activities                                 (3,578)     (25,577)     (20,076)
                                                                       --------------------------------------

CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

------------------------------------------------------------------------------------------------------------
Three Years Ended December 31,                                               2001         2000        1999
------------------------------------------------------------------------------------------------------------
                                                                                    (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term borrowings                                      $       -   $   35,000   $   1,500
  Principal payments on long-term debt                                       (4,704)     (16,348)     (4,172)
  Principal payments on capital lease obligation                                (66)         (41)          -
  Borrowings on line of credit                                               10,000       17,245       1,500
  Principal payments on line of credit                                            -      (18,245)       (500)
  Issuance of common stock under the employee stock                           1,521          878       1,594
     purchase and dividend reinvestment plans and
     other equity changes                                                     1,521          878       1,594
  Common and preferred dividends paid                                        (7,122)      (7,117)     (6,436)
  Redemption of preferred stock                                                (198)      (1,007)       (192)
                                                                        ------------------------------------

       Net cash provided by (used in)
          financing activities                                                 (569)      10,365      (6,706)
                                                                        ------------------------------------

       Increase (decrease) in cash and cash equivalents                      (3,376)       3,022      (6,294)

Cash and cash equivalents:
  Beginning                                                                   5,529        2,507       8,801
                                                                        ------------------------------------

  Ending                                                                  $   2,153   $    5,529   $   2,507
                                                                        ====================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
     Interest                                                             $   5,375   $    4,329   $   4,104
                                                                        ====================================

     Income taxes                                                         $   8,197   $    4,490   $   3,392
                                                                        ====================================

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Capital lease obligation incurred for use of building                   $       -   $    2,900   $       -
                                                                        ====================================

See Notes to Consolidated Financial Statements.

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1
--------------------------------------------------------------------------------
SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation and nature of operations:

       The consolidated financial statements include the accounts of Conestoga Enterprises, Inc. and its subsidiaries. Conestoga Enterprises, Inc.'s wholly-owned operating subsidiaries include:

          The Conestoga Telephone and Telegraph Company and Buffalo Valley Telephone Company, which are independent local exchange carriers providing both regulated and nonregulated communication services.

          CEI Networks, Inc., which provides long distance and competitive local telephone services. CEI Networks was formed by a merger of two of Conestoga Enterprises, Inc.'s wholly-owned subsidiaries, Conestoga Communications, Inc. and TeleBeam, Incorporated.

          Conestoga Mobile Systems, Inc., which provides paging communication services.

          Conestoga Wireless Company, which provides wireless personal communication services (PCS).

          Infocore, Inc., which provides communication consulting services including the design and installation of communication systems.

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

     Use of estimates:

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1
--------------------------------------------------------------------------------
SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenue recognition:

       The Company's revenues are recognized when earned. Local service revenues are recognized as service is provided. Long distance and access revenues are derived from toll rates, access charges and settlement arrangements and are recorded as service is utilized. Wireless revenues are recorded as service is provided and air-time is utilized. Equipment revenues are recorded at the time of sale.

     Cash and cash equivalents:

       For purposes of reporting the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At times, cash balances exceed F.D.I.C. limits.

     Cost in excess of net assets of business acquired:

       The excess of the acquisition cost over the net assets of the businesses acquired is being amortized by the straight-line method over 25 to 40 years. Management continually reviews the appropriateness of the carrying value of the excess acquisition cost and the related amortization period. Amortization expense for the years 2001, 2000 and 1999 was approximately $1,295,000, $1,706,000 and $2,287,000, respectively.

     Investments:

       All marketable equity securities are classified as available for sale. These securities are recorded at fair value based on quoted market prices, and unrealized gains, net of taxes, are reported in other comprehensive income. Gains and losses are determined using the specific-identification method. The Company is accounting for its partnership investment by the equity method. These investments are included with other assets in the accompanying balance sheets.

     Plant and depreciation:

       Plant is recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Depreciation expense on assets acquired under a capital lease is included with depreciation expense on owned assets.

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

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1
--------------------------------------------------------------------------------
SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Plant and depreciation (continued):
       Other property:

          When other property is retired or otherwise disposed of, the property's cost and accumulated depreciation are removed from the plant accounts and any gain or loss on disposition is recognized in income.

     Long-lived assets:

       The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     Advertising:

       Advertising costs are expensed when incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 was approximately $1,823,000, $2,235,000 and $1,513,000, respectively.

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

     Employee benefits:
       Pension plans:

          All eligible employees of Conestoga Telephone and Telegraph Company and Buffalo Valley Telephone Company are covered under noncontributory defined benefit pension plans. The plans provide benefits based on years of service and employee compensation. The Company's funding policy is to make contributions in compliance with applicable regulations.

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1
--------------------------------------------------------------------------------
SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Employee benefits (continued):
       Postretirement benefit plan:

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

       401(k) savings plans:

          The Company has contributory 401(k) savings plans for substantially all employees. The Company contributes matching amounts for participating employees in accordance with the provisions of the plans. The Company contributed approximately $558,000, $530,000 and $478,000 to the plans for 2001, 2000 and 1999, respectively.

       Deferred compensation agreement:

          The Company has a deferred compensation agreement with an officer which provides benefits payable to him upon retirement. The estimated liability under the agreement is being accrued over the expected remaining years of employment.

     Reclassifications:

       During 2001, the Company revised the presentation of certain operating revenue and expenses in the accompanying statement of operations. The Company also has included in cost of service expense, customer service costs previously included with selling, general and administrative expense. In addition, certain subsidiary revenues were reclassified for consistent presentation throughout the Company. Revenue and expense items previously reported in 2000 and 1999 have been reclassified to conform to this new presentation. These reclassifications had no impact on net income.

     New accounting standards:

       In June of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires all business combinations to be accounted for using the purchase method of accounting as use of the pooling-of-interests method is prohibited. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this Statement did not have an impact on the Company's financial condition or results of operations.

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1
--------------------------------------------------------------------------------
SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     New accounting standards (continued):

       Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement became effective for the Company in January of 2002. Upon adoption of this Statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 should be accounted for in accordance with the provisions of this Statement. At December 31, 2001, the Company has goodwill of approximately $41,623,000. Effective January 1, 2002, the Company is no longer amortizing goodwill; however, subsequent impairment reviews may result in periodic write-downs of goodwill. The Company is also required to complete a goodwill impairment test within six months of the adoption of the Statement. Except for discontinuing the amortization of goodwill, the Company has not determined the impact of adoption with respect to goodwill on the Company's financial condition or results of operations.

       In July of 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Company on January 1, 2003, but is not expected to have a material impact on the Company's financial condition or results of operations.

       In August of 2001, the Financial Accounting Standards Board issued Statement 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets." This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions for the Disposal of a Segment of a Business." This Statement also amends ARB No. 51, "Consolidated Financial Statements." The provisions of this Statement became effective for the Company on January 1, 2002, and did not have a material impact on the Company's financial condition or results of operations.

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2
--------------------------------------------------------------------------------
PENDING MERGER

     The Company entered into an Agreement and Plan of Merger with D&E Communications, Inc. (the "D&E Merger Agreement") dated November 21, 2001, which provided for the exchange of all of the Company's issued and outstanding common stock for cash and/or common stock of D&E Communications, Inc. The D&E Merger Agreement was contingent upon the Company terminating an Agreement and Plan of Merger with Ntelos, Inc. and Ntelos Acquisition Corp. (the "Ntelos Merger Agreement"), dated July 21, 2001, that it had previously entered into with Ntelos, Inc. on the grounds that the transaction provided for in the D&E Merger Agreement constituted a "superior competing transaction" to the transaction provided for in the Ntelos Merger Agreement. On December 4, 2001, the Company gave notice to D&E Communications, Inc. that it had terminated the Ntelos Merger Agreement and paid Ntelos the termination fee of $10,000,000 provided for therein and that consequently the D&E Merger Agreement was effective as of that date. The Company also incurred approximately $1,401,000 in transaction expenses with respect to its exploration of its strategic options, including matters relating to the Ntelos Merger Agreement, the termination thereof, and the D&E Merger Agreement. The Company expensed the $10,000,000 termination fee and the $1,401,000 transaction expenses. The completion of the merger with D&E Communications, Inc. is contingent upon, among other things, shareholder and regulatory approvals. Completion of the merger will trigger change of control payments to certain of the Company's officers in accordance with the terms of their respective employment contracts.

3
--------------------------------------------------------------------------------
ACQUISITION

     On January 31, 2000, the Company acquired all the outstanding shares of TeleBeam, Incorporated. The Company issued 734,962 shares to TeleBeam shareholders. The transaction has been accounted for as a pooling of interests.

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4
--------------------------------------------------------------------------------
INVESTMENTS IN EQUITY SECURITIES

     The following is a summary of the Company's investments in equity securities:

                                                                                                         December 31,
                                                                                                     2001            2000
                                                                                               -------------------------------
                                                                                                       (In Thousands)
         Marketable equity securities:
           Aggregate cost                                                                      $            -   $          143
           Gross unrealized gains                                                                           -              348
                                                                                               -------------------------------

                 Fair value                                                                    $            -   $          491
                                                                                               ===============================

     The Company's investments in equity securities were concentrated in the telecommunications industry.

     Proceeds and gross gains from the sale of equity securities were $503,000 and $360,000, respectively, for the year ended December 31, 2001.

     Proceeds and gross gains from the sale of equity securities were $2,986,000 and $2,118,000, respectively, for the year ended December 31, 2000.

     There were no sales of equity securities in 1999.

5
--------------------------------------------------------------------------------
INVESTMENT IN PARTNERSHIP

     PenTeleData is a limited partnership which provides Internet access services in central and eastern Pennsylvania. The Company has a 10.95% partnership interest in PenTeleData. The carrying value of this investment was approximately $12,000 and $51,000 at December 31, 2001 and 2000, respectively.

     During the years ended December 31, 2001, 2000 and 1999, the Company's equity share of the partnership's net loss was approximately $39,000, $339,000 and $350,000, respectively.

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6
--------------------------------------------------------------------------------
PLANT

     Plant is carried at cost less accumulated depreciation and consists of the following:

                                                                            Estimated Life     December 31,
                                                                              (In Years)     2001        2000
                                                                       -----------------------------------------
                                                                                              (In Thousands)
          Telephone plant:
            In service:
               Land and buildings                                              33-40      $    5,739  $    5,654
               Digital switching equipment                                      5-18          51,866      50,736
               Other equipment                                                  3-20           7,112       7,552
               Outside plant facilities                                        11-45          84,112      79,879
                                                                                       -------------------------
                                                                                             148,829     143,821
            Under construction                                                                 2,954       1,174
                                                                                       -------------------------
                                                                                             151,783     144,995
            Less accumulated depreciation                                                     90,644      85,600
                                                                                       -------------------------

                                                                                              61,139      59,395
                                                                                       -------------------------
            Nonregulated property and equipment:
              Land and buildings                                               33-40           3,548       3,577
              Equipment                                                         3-20          61,393      44,065
                                                                                       -------------------------
                                                                                              64,941      47,642
              Under construction                                                               3,902       8,974
                                                                                       -------------------------
                                                                                              68,843      56,616
              Less accumulated depreciation                                                   18,968      12,819
                                                                                       -------------------------

                                                                                              49,875      43,797
                                                                                       -------------------------

                                                                                          $  111,014  $  103,192
                                                                                       =========================

     During 2001, the Company sold and transferred 72 of its subsidiaries' wireless transmission towers and certain real estate to Mountain Union Telecom, LLC ("Mountain Union") pursuant to an agreement, dated March 15, 2001, which provided that 75 transmission towers were to be sold to Mountain Union and Conestoga Wireless Company was to lease back antennae space on the towers under a master license agreement for a term of 10 years (see Note 18). Closing was held on June 29, 2001, at which time 64 tower sites were transferred and 11 sites remained as "hold out" sites with issues to be resolved, the purchase price for which was deposited into escrow by the buyer. By year end, the issues were resolved and closing held with respect to 8 of the hold out sites. The Company received approximately $19,100,000 from the sale of the transmission towers in 2001 and recorded a deferred gain from the sale of approximately $10,458,000. This gain has been deferred and is being amortized to income over the ten-year term of the license agreement. At December 31, 2001, the deferred gain totaled approximately $9,936,000.

     As of January 30, 2002, the issues with respect to all but one of the hold out sites have been resolved and closing on those sites have or will occur in 2002. These towers are presented in the financial statements as assets held for sale at December 31, 2001.

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6
--------------------------------------------------------------------------------
PLANT (CONTINUED)

     As part of the sales transaction, the Company also entered into a Build-to-Suit Agreement with Mountain Union pursuant to which the Company is obligated to find 20 suitable tower sites through June 2003 ("Development Sites"), Mountain Union is to lease the sites and build towers thereon, and the Company is to lease space on the towers. The Company is exposed to liquidated damages, if it does not find and lease back space on 20 development sites by June 29, 2003, as follows:

       (a) If the parties develop less than 15 development sites, the damages payable by the Company are $100,000 for each site less than 20; and

       (b) If the parties develop at least 15 development sites, but less than 20, the damages payable by the Company are $50,000 for each site less than 20.


7
--------------------------------------------------------------------------------
LONG-TERM DEBT AND CREDIT ARRANGEMENTS

     Long-term debt is summarized as follows:

                                                                                                    December 31,
                                                                                               2001              2000
                                                                                       --------------------------------------
                                                                                                    (In Thousands)
                      7.59% Series B Senior Notes, interest payable quarterly,            $         14,546   $         16,000
                        principal due in annual installments of $1,454,000
                        through 2011. (See below.)
                      6.22% Senior Notes, interest payable quarterly, principal                     18,750             21,000
                        due in quarterly installments of $750,000 through 2008.
                        (See below.)
                      6.89% term loan, interest payable quarterly, principal due in                    250              1,250
                        quarterly installments of $250,000 through 2002.
                      7.84% term loan, interest payable quarterly, principal due in                 20,000             20,000
                        quarterly installments of $500,000 from 2005 through 2014.
                      7.86% term loan, interest payable quarterly, principal due in                 15,000             15,000
                        quarterly installments of $375,000 from 2005 through 2014.
                                                                                       --------------------------------------
                                                                                                    68,546             73,250
                      Less current maturities                                                       33,546              4,705
                                                                                       --------------------------------------

                                                                                          $         35,000   $         68,545
                                                                                       ======================================

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7
--------------------------------------------------------------------------------
LONG-TERM DEBT AND CREDIT ARRANGEMENTS (CONTINUED)

     The aggregate amounts of maturities of long-term debt for each of the five years subsequent to December 31, 2001 are as follows (in thousands):

          2002                                                        $  33,546
          2003                                                                -
          2004                                                                -
          2005                                                            3,500
          2006                                                            3,500

     The Company has an unsecured credit agreement through June 30, 2002 with a bank under which it may borrow up to $10,000,000 for working capital or general business purposes in the form of line of credit loans or letters of credit. Interest is payable monthly on advances at the Company's option of either one percent below the bank's prime rate or .35 percent above the one month London Interbank Offered Rate (LIBOR) rate. There were no borrowings outstanding at December 31, 2001 and 2000. The prime and one month LIBOR interest rates were 4.75% and 2.22% at December 31, 2001 and 8.50% and 6.56% at December 31, 2000. Issuance fees on letters of credit shall be mutually agreed between the bank and the Company on a case-by-case basis.

     The Company also has an unsecured $10,000,000 line of credit from a bank available until June 30, 2002 with interest at the London Interbank Offered Rate plus .75% or at a rate to be negotiated. The interest rate applicable to the line of credit was 2.97% and 7.31% at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, outstanding borrowings under this line of credit were $10,000,000 and $-0-, respectively.

     The Company has an unsecured $50,000,000 line of credit from a bank available until April 28, 2002 with interest at a rate selected at the option of the Company. The line of credit is automatically renewed on each anniversary date through April 28, 2005, unless either party gives written notice no less than 30 days prior to the anniversary date. The bank charges a commitment fee at an annual rate of 0.125% on the average daily unused portion of the line, payable quarterly. There were no borrowings outstanding on the line of credit at December 31, 2001 and 2000.

     The credit agreements contain provisions which, among other things, require maintenance of certain financial ratios and limit the amount of additional indebtedness. The Senior Notes also contain provisions which, among other things, restrict mergers and consolidations, encumbrances and sales of certain assets, redemptions of preferred stock and purchases of restricted investments. As of December 31, 2001, the Company was in default of certain covenants of its Senior Notes loan agreement. The Company obtained a temporary waiver on February 25, 2002, whereby the lender waived compliance by the Company of these covenants. The temporary waiver expires June 30, 2002, or earlier under certain conditions, at which time the debt balances become callable by the lender. Accordingly, the balances under the agreements are classified as current liabilities in the accompanying financial statements.

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7
--------------------------------------------------------------------------------
LONG-TERM DEBT AND CREDIT ARRANGEMENTS (CONTINUED)

     Under the most restrictive covenants of the debt agreements, the Company, as of December 31, 2001, in not permitted to make any further dividend distributions until the Company generates approximately $14,000,000 of consolidated net income as defined in the agreement. The Company has received a temporary waiver of this covenant permitting the Company to pay a dividend in the first quarter of 2002. The temporary waiver expires June 30, 2002, or earlier, under certain conditions. The temporary waiver does not authorize dividends in the second quarter of 2002 and thereafter.


8
--------------------------------------------------------------------------------
CAPITAL LEASE

     In 2000, the Company entered into a long-term lease agreement for a building, that provides for monthly rentals of approximately $24,000 per month, including interest at 7.95% through April 2020.

     The following is a schedule, by year, of the future minimum lease payments under the capital lease together with the present value of the net minimum lease payments (in thousands):

          2002                                                   $    290
          2003                                                        290
          2004                                                        290
          2005                                                        290
          2006                                                        290
          Thereafter                                                3,867
                                                                 --------
            Total minimum lease payments                            5,317
          Less amount representing interest                         2,524
                                                                 --------
            Present value of net minimum lease payments             2,793
          Less portion reflected as current liabilities                69
                                                                 --------

                                                                 $  2,724
                                                                 ========

     The building under capital lease was recorded as follows at December 31:

                                                          2001         2000
                                                       ----------------------

          Cost                                          $   2,900    $  2,900
          Accumulated depreciation                           (236)        (91)
                                                       ----------------------

                                                        $   2,664    $  2,809
                                                       ======================

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9
--------------------------------------------------------------------------------
INCOME TAX MATTERS

     The provision for income taxes for the years ended December 31, 2001, 2000 and 1999 was as follows:

                                              2001       2000       1999
                                           -------------------------------
                                                    (In Thousands)

          Current:
            Federal                         $  3,382   $  1,591   $  1,914
            State                              2,203      1,952      1,909
                                           -------------------------------

                                               5,585      3,543      3,823
                                           -------------------------------
          Deferred:
            Federal                           (2,535)       190        676
            State                               (229)      (450)      (178)
                                           -------------------------------

                                              (2,764)      (260)       498
                                           -------------------------------

                                            $  2,821   $  3,283   $  4,321
                                           ===============================

     The income tax provision differs from the amount of income tax determined by applying the federal income tax rate to pretax income for the years ended December 31, 2001, 2000 and 1999 due to the following:

                                                                               2001          2000      1999
                                                                             --------------------------------
          Normal statutory federal income tax rate                           (34.0) %       34.0  %      34.0  %
          Increase (decrease) resulting from:
             State income tax, net of federal tax benefit                      1.2           2.4          5.7
             Valuation allowance                                              15.5           7.9         16.1
             Goodwill amortization                                             5.9           6.9          9.5
             Merger costs                                                     66.4           3.5            -
             Other                                                            (5.1)         (3.4)        (1.4)
                                                                             --------------------------------

                                                                              49.9  %       51.3  %      63.9  %
                                                                             ================================

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9
--------------------------------------------------------------------------------
INCOME TAX MATTERS (CONTINUED)

     Net deferred tax liabilities consist of the following components as of December 31, 2001 and 2000:

                                                           2001        2000
                                                       -----------------------
                                                            (In Thousands)

          Deferred tax liabilities:
            Plant, in service                            $  11,764   $  11,794
            Prepaid pension costs                            1,230       1,239
            Investments                                          -         123
                                                       -----------------------

                                                            12,994      13,156
                                                       -----------------------
          Deferred tax assets:
            Employee benefits                                 (952)       (720)
            Net operating loss carryforwards                (4,567)     (4,438)
            Deferred revenue                                (4,033)          -
            Other                                             (260)       (479)
                                                       -----------------------

                                                            (9,812)     (5,637)
                                                       -----------------------

          Valuation allowance                                3,738       2,275
                                                       -----------------------

                                                         $   6,920   $   9,794
                                                       =======================

     The Company has approximately $1,700,000 of net operating loss carryforwards for federal income tax purposes, which expire between the years 2006 and 2019.

     The Company and certain subsidiaries have approximately $60,000,000 of net operating loss carryforwards for state income tax purposes which expire between the years 2005 and 2011. A valuation allowance of $3,738,000 and $2,275,000 was recorded at December 31, 2001 and 2000 for these state loss carryforwards which may expire unutilized. The valuation allowance was increased by approximately $1,463,000, $508,000 and $1,090,000 in 2001,
     2000 and 1999, respectively.

     Utilization of the net operating loss carryforwards is dependent upon future taxable income and is subject to statutory limitations.

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10
--------------------------------------------------------------------------------
DEFINED BENEFIT PENSION PLANS

     Information pertaining to the activity in the Company's defined benefit pension plans is as follows:

                                                                                              Years Ended December 31,
                                                                                             2001                2000
                                                                                      ----------------------------------------
                                                                                                    (In Thousands)
          Change in benefit obligation:
            Benefit obligation at beginning of year                                      $          18,386    $         16,970
            Service cost                                                                               748                 665
            Interest cost                                                                            1,266               1,183
            Actuarial loss                                                                               3                 215
            Benefits paid                                                                             (725)               (647)
                                                                                      ----------------------------------------

                 Benefit obligation at end of year                                                  19,678              18,386
                                                                                      ----------------------------------------

          Change in plan assets:
            Fair value of plan assets at beginning of year                                          22,860              22,894
            Actual return on plan assets                                                            (1,112)                613
            Benefits paid                                                                             (725)               (647)
                                                                                      ----------------------------------------

                 Fair value of plan assets at end of year                                           21,023              22,860
                                                                                      ----------------------------------------

          Funded status                                                                              1,345               4,474

          Unrecognized net actuarial loss (gain)                                                     1,354              (1,717)
          Unrecognized prior service cost                                                              882                 963
          Unrecognized net transition asset                                                           (552)               (667)
                                                                                      ----------------------------------------

                 Prepaid pension costs                                                   $           3,029    $          3,053
                                                                                      ========================================

     Two of the Company's three defined benefit plans had projected benefit obligations in excess of the fair value of the plans' assets at December 31, 2001. These plans had an aggregate projected benefit obligation and fair value of plan assets of approximately $11,606,000 and $11,257,000, respectively, at December 31, 2001.

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10
--------------------------------------------------------------------------------
DEFINED BENEFIT PENSION PLANS (CONTINUED)

     Net pension cost (benefit) for these Plans consisted of the following components:

                                                                              Years Ended December 31,
                                                                           2001        2000        1999
                                                                       -----------------------------------
                                                                                  (In Thousands)
          Service cost                                                   $     748   $     665   $     605
          Interest cost on projected benefit obligation                      1,266       1,183       1,083
          Expected return on plan assets                                    (1,917)     (1,926)     (1,750)
          Net amortization and deferral                                        (73)       (104)        (79)
                                                                       -----------------------------------

                                                                         $      24   $    (182)  $    (141)
                                                                       ===================================

     Assumptions used by the Company in the determination of pension plan information for 2001, 2000 and 1999 consisted of the following:

                                                                                          2001            2000         1999
                                                                                    ------------------------------------------
          Discount rate                                                                7.00%           7.00%          7.00%
          Rate of increase in compensation levels                                      5.00            5.00           5.00
          Expected long-term rate of return on plan assets                             8.50            8.50           8.50

     Plan assets consist primarily of U.S. Government securities, corporate bonds and common stocks, including CEI's common stock of $399,000, $215,000 and $215,000 at December 31, 2001, 2000 and 1999, respectively.

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11
--------------------------------------------------------------------------------
POSTRETIREMENT BENEFIT PLAN

     Information pertaining to the activity in the postretirement benefit plan is as follows:

                                                                                           Years Ended December 31,
                                                                                            2001               2000
                                                                                    --------------------------------------
                                                                                                 (In Thousands)
          Change in benefit obligation:
            Benefit obligation at beginning of year                                    $         1,410    $          1,453
            Service cost                                                                           116                  67
            Interest cost                                                                          113                  89
            Actuarial (gain) loss                                                                  234                (159)
            Benefits paid                                                                          (47)                (40)
                                                                                    --------------------------------------

                 Benefit obligation at end of year                                               1,826               1,410
                                                                                    --------------------------------------

                 Fair value of plan assets at end of year                                            -                   -
                                                                                    --------------------------------------

          Funded status                                                                         (1,826)             (1,410)

          Unrecognized net actuarial (gain)                                                       (237)               (388)
          Unrecognized net transition obligation                                                   618                 675
                                                                                    --------------------------------------

                 Accrued postretirement benefit cost                                   $        (1,445)   $         (1,123)
                                                                                    ======================================

     Net postretirement benefit cost for this Plan consisted of the following components:

                                                                                        Years Ended December 31,
                                                                                  2001            2000           1999
                                                                            -------------------------------------------------
                                                                                              (In Thousands)
          Service cost                                                         $        116     $        67     $          74
          Interest cost on projected benefit obligation                                 113              89                91
          Net amortization and deferral                                                 140              21                43
                                                                            -------------------------------------------------

                                                                               $        369     $       177     $         208
                                                                            =================================================

     Assumptions used by the Company in the determination of postretirement benefit plan information consisted of the following:

                                                                                        Years Ended December 31,
                                                                                   2001           2000          1999
                                                                            ---------------------------------------------
          Discount rate                                                             7.00%          7.00%          7.00%
                                                                            =============================================

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




11
--------------------------------------------------------------------------------
POSTRETIREMENT BENEFIT PLAN (CONTINUED)

     For measurement purposes, a 5.5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001 and thereafter.

     Assumed health care trend rates have a significant impact on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                                     One-Percentage-         One-
                                                                                          Point           Percentage-
                                                                                         Increase        Point Decrease
                                                                                  ---------------------------------------
                                                                                               (In Thousands)
         Effect on total of service and interest cost components                     $              47   $            (37)
         Effect on postretirement benefit obligation                                               307               (249)




12
--------------------------------------------------------------------------------
CONTINGENCIES

     The Company and its subsidiaries in the ordinary course of business are involved in various claims and legal proceedings. The Company is unable to predict the timing or outcome of these claims and proceedings. Although it is possible that one or more of these claims or proceedings, if adversely determined could have a material effect on the Company in a future period, management does not believe that their outcome will have a material effect on the Company's consolidated financial condition or results of operations.


13
--------------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK

     The Company has 72,414 outstanding shares of Series A Convertible Preferred Stock. Cumulative dividends of $3.42 per share per annum are paid semi-annually. Each share of preferred stock may be converted, at the option of the holder, into shares of Common Stock at a conversion price of $22.95, subject to adjustment under certain circumstances. Each holder may require the Company to redeem all or a portion of such holder's preferred stock for $65 per share plus accrued dividends.

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13
--------------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK (CONTINUED)

     On January 7, 2002, the Company gave notice to the holders of its preferred stock of its intention to redeem all outstanding shares of preferred stock on February 6, 2002. On this date, the Company will redeem all remaining outstanding shares for $66.94 per share. The redemption price is comprised of the stock's par value of $65, a 2% redemption premium of $1.30 and an unpaid cumulative dividend of $.64.

     The number of preferred shares exchanged for shares of common stock and number of preferred shares redeemed for cash is as follows:


                                                                        2001             2000            1999
                                                               ---------------------------------------------------
          Number of preferred shares exchanged                             65,840                -          20,558
          Number of common shares issued                                  186,442                -          58,220

          Number of preferred shares redeemed                               3,034           15,491           2,952
          Amount paid for redeemed shares                         $       198,000   $    1,007,000   $     192,000


14
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

     Stock Purchase Plan:
       Effective January 1, 1998, the Company established an employee stock purchase plan for eligible employees. Shares of common stock were purchased monthly by participating employees at a price of 95% of the stock's fair market value, as defined in the Plan document. A maximum of 150,000 shares were reserved for issuance under the Plan. This Plan was terminated in 2001.

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



14
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (CONTINUED)

     Dividend Reinvestment Plan:
       The Company sponsored a Dividend Reinvestment Plan for all stockholders who wished to participate. Participants' dividends and optional cash considerations were used to purchase shares of common stock. A participant's purchase price per share was the fair market value, as defined in the Plan document. This Plan was terminated in 2001.

     Shareholder Rights Plan:
       The Company adopted a Shareholder Rights Plan (the Rights Plan) in 2000 to protect stockholders from attempts to acquire control of the Company at an inadequate price. Under the Rights Plan, the Company will issue one right to purchase one share of the Company's common stock for $180 per share for each outstanding common share held.

       Upon acquisition of 15 percent or more of the Company's shares by an adverse party, or upon a tender offer by an adverse party to purchase 15 percent or more of the Company's shares, the rights of the adverse party are void, while the rights of all other shareholders entitle them to purchase $360 worth of common stock, at its then current market price, for $180.

       The Rights Plan was not adopted in response to any specific effort to acquire control of the Company. The adoption of the Rights Plan had no dilutive effect, did not affect the Company's reported earnings per share, and was not taxable to the Company or its shareholders.


15
--------------------------------------------------------------------------------
STOCK OPTION PLAN

     The Company has a Stock Option Plan for the officers and employees of the Company. An aggregate of 450,000 shares of authorized but unissued common stock of the Company are reserved for future issuance under the Plan. The stock options have an expiration term of 10 years. The per share exercise price of a stock option shall be not less than the fair market value of the underlying common stock on the date the option is granted. There were 299,250 options available for grant at December 31, 2001.

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15
--------------------------------------------------------------------------------
STOCK OPTION PLAN (CONTINUED)

     A summary of the Company's stock option activity and related information for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                2001                 2000                     1999
                                        ----------------------------------------------------------------------
                                                    Weighted               Weighted                 Weighted
                                                    Average                 Average                 Average
                                                    Exercise            Exercise Price              Exercise
                                          Options    Price    Options                    Options     Price
                                        ----------------------------------------------------------------------
     Outstanding, beginning of
       year                               145,750   $  18.71   41,750    $        22.34        -   $         -
     Granted                                5,000      20.72  109,000             17.48   41,750         22.34
     Exercised                             (7,500)     17.48        -                 -        -             -
     Forfeited                                  -          -   (5,000)            22.34        -             -
                                        ----------------------------------------------------------------------

     Outstanding, end of year             143,250   $  18.84  145,750    $        18.71   41,750   $     22.34
                                        ======================================================================

     There were no options exercisable at December 31, 2001. Exercise prices for options outstanding ranged from $17.48 to $22.34 per share. The weighted average remaining contractual life is approximately 8.0 years.

     The Company applies APB Opinion 25 and related interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's Stock Option Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method prescribed by FASB Statement No. 123, the Company's net income (loss) and earnings (loss) per share for the year ended December 31, 2001, 2000 and 1999 would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

                                                                   2001       2000      1999
                                                              --------------------------------
       Net income (loss):
         As reported                                            $  (8,473)  $  3,114  $  2,440
         Pro forma                                                 (8,696)     2,950     2,413

       Basic and diluted earnings (loss) per share:
         As reported                                            $   (1.12)  $   0.33  $   0.24
         Pro forma                                                  (1.15)      0.31      0.24

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15
--------------------------------------------------------------------------------
STOCK OPTION PLAN (CONTINUED)

     The fair value of each option grant of $6.22, $4.95 and $3.27 for the years ended December 31, 2001, 2000 and 1999, respectively, is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                             2001           2000           1999
                                                      -----------------------------------------------
       Dividend yield                                        4.47%          4.25%          4.00%
       Expected life                                            9 years        9 years        9 years
       Expected volatility                                  38.25%         30.23%         14.80%
       Risk-free interest rate                               5.00%          6.10%          6.01%

     During 2001, the Board of Directors authorized that, upon consummation of the merger with D&E Communications, Inc., the terms of all outstanding option agreements will become modified so that all outstanding options will become fully vested and immediately exercisable.

16
--------------------------------------------------------------------------------
COMPREHENSIVE INCOME

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

     The components of other comprehensive income and related tax effects for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                                          2001       2000       1999
                                                                       ------------------------------
                                                                                (In Thousands)
       Unrealized holding gains (losses) on available for sale
         securities, less tax effect 2001 $-0-; 2000 $(16);
         1999 $74                                                        $     -   $     (31)  $  144
       Less reclassification adjustment for gains realized in net income, less tax effect 2001 $123; 2000 $720;
         1999 $-0-                                                           238       1,398        -
                                                                       ------------------------------

                                                                         $  (238)  $  (1,429)  $  144
                                                                       ==============================

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17
--------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                  2001          2000         199
                                                                           -----------------------------------------
                                                                              (In Thousands, Except Per Share Data)
Numerator:
  Net income (loss)                                                           $     (8,473)  $    3,114   $    2,440
  Preferred stock dividends                                                           (405)        (532)        (553)
                                                                           -----------------------------------------
  Numerator for basic and diluted earnings (loss) per share, income
   available to common stockholders                                           $     (8,878)  $    2,582   $    1,887
                                                                           =========================================

Denominator:
  Denominator for basic earnings per share,
     weighted average shares                                                  $      7,946   $    7,833   $    7,736
  Effect of dilutive securities, stock options                                           -            7            -
                                                                           -----------------------------------------

  Dilutive potential common shares, denominator for
     diluted earnings per share, adjusted weighted
     average shares and assumed conversions                                   $      7,946   $    7,840   $    7,736
                                                                           =========================================

Basic earnings (loss) per share                                               $      (1.12)  $     0.33   $     0.24
                                                                           =========================================

Diluted earnings (loss) per share                                             $      (1.12)  $     0.33   $     0.24
                                                                           =========================================

     At December 31, 2001, 2000 and 1999, an aggregate of 363,606, 440,359 and
     457,822 potential common shares related to stock options and convertible preferred stock, respectively, have been excluded from the computation of dilutive earnings per share due to their anti-dilutive effect.

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18
--------------------------------------------------------------------------------
COMMITMENTS

     At December 31, 2001, the Company had commitments for the purchase of equipment and materials approximating $2,198,000.

     During 2001, the Company entered into an agreement to lease space on approximately 75 wireless communication towers. Annual lease payments for these towers in year one will be approximately $1,350,000 with an annual increase in the payment of 4% in each year thereafter. The initial term of this lease is ten years.

     In addition to the wireless communication towers, the Company leases remote sites and buildings under operating lease agreements which expire between August 2002 and June 2026.

     Future minimum payments under all leases are (in thousands):

       2002                                                      $   2,855
       2003                                                          2,230
       2004                                                          2,024
       2005                                                          1,856
       2006                                                          1,766
       Thereafter                                                    8,618
                                                                 -----------

                                                                 $  19,349
                                                                 ===========

     Rental expense included in the financial statements for the years ended December 31, 2001, 2000 and 1999 approximated $2,383,000; $1,557,000 and
     $1,205,000, respectively.

19
--------------------------------------------------------------------------------
OPERATING SEGMENTS

     The Company's reportable segments are strategic business units that offer different services. They are managed separately because each business unit requires different technology and marketing strategies. The Company has three reportable segments: Telephone - traditional telephone service provided by Conestoga Telephone and Telegraph Company and Buffalo Valley Telephone Company; Wireless - paging and PCS communication services provided by Conestoga Wireless Company and Conestoga Mobile Systems, Inc.; and CLEC and Long- Distance - competitive local and long distance services provided by CEI Networks, Inc. The "Other" column primarily includes the sale of communications and security monitoring systems equipment and communications consulting services provided by Infocore, Inc.

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



19
--------------------------------------------------------------------------------
OPERATING SEGMENTS (CONTINUED)

     The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on profit or loss from operations before corporate allocations, interest, income taxes and non-recurring gains and losses. Transactions occurring between segments are recorded on the same basis as transactions with third parties.

     Segment information as of and for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                                                 CLEC And
                                                                                   Long
                                                        Telephone    Wireless    Distance     Other      Total
                                                      -----------------------------------------------------------
                                                                             (In Thousands)
          2001:
            Operating revenues from
               external customers:
               Local service                            $   14,663  $       -   $   4,580   $      -   $   19,243
               Long distance and
                 access service                             30,525          -      16,408          -       46,933
               Wireless service                                  -      6,792           -          -        6,792
               Equipment sales                               3,946        687           -      7,361       11,994
               Other                                         3,568        192       1,918      2,182        7,860
                                                      -----------------------------------------------------------
                                                            52,702      7,671      22,906      9,543       92,822
            Intersegment operating revenues                  4,389        148         116          4        4,657
            Operating profit (loss)                         23,273     (8,069)     (3,759)      (239)      11,206
            Total assets                                   110,164     30,905      33,040      4,259      178,368
            Capital expenditures                            11,590      4,864       6,363        158       22,975
            Depreciation and amortization                   11,102      4,403       1,844        179       17,528

          2000:
            Operating revenues from
               external customers:
               Local service                            $   13,299  $       -   $   1,684   $      -   $   14,983
               Long distance and
                 access service                             29,978          -      17,452          -       47,430
               Wireless service                                  -      3,712           -          -        3,712
               Equipment sales                               4,077        810           -      6,305       11,192
               Other                                         3,820        164       2,839      2,292        9,115
                                                      -----------------------------------------------------------
                                                            51,174      4,686      21,975      8,597       86,432
            Intersegment operating revenues                  3,535        110          93         60        3,798
            Operating profit (loss)                         20,513     (8,956)     (1,578)      (658)       9,321
            Total assets                                   108,264     37,978      29,618      6,520      182,380
            Capital expenditures                            10,524      8,195      12,218        215       31,152
            Depreciation and amortization                   10,743      4,030       1,425        536       16,734

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19
--------------------------------------------------------------------------------
OPERATING SEGMENTS (CONTINUED)

                                                                                CLEC And
                                                                                  Long
                                                       Telephone    Wireless    Distance     Other      Total
                                                     -----------------------------------------------------------
                                                                            (In Thousands)
          1999:
          Operating revenues from
               external customers:
               Local service                           $   11,640  $       -   $     805   $      -   $   12,445
               Long distance and
                 access service                            30,978          -      19,195          -       50,173
               Wireless service                                 -      2,063           -          -        2,063
               Equipment sales                              4,740        832           -      6,980       12,552
               Other                                        3,882         39       2,811      2,166        8,898
                                                     -----------------------------------------------------------
                                                           51,240      2,934      22,811      9,146       86,131
          Intersegment operating revenues                   2,835         15         119         24        2,993
          Operating profit (loss)                          20,839     (8,035)       (986)      (804)      11,014
          Total assets                                    110,718     33,704      19,996      6,798      171,216
          Capital expenditures                             10,373      6,987       1,264        125       18,749
          Depreciation and amortization                    10,110      3,153       1,129      1,100       15,492

     Certain items in the schedule above need to be reconciled to the consolidated financial statements and are provided in the schedules below:

                                                                               Years Ended December 31,
                                                                             2001         2000         1999
                                                                       --------------------------------------
                                                                                    (In Thousands)
          Revenues:
            Total revenues for reportable segments                       $   87,932   $   81,573   $   79,954
            Other revenues                                                    9,547        8,657        9,170
            Elimination of intersegment revenues                             (4,657)      (3,798)      (2,993)
                                                                       --------------------------------------

                 Total consolidated revenues                             $   92,822   $   86,432   $   86,131
                                                                       ======================================

          Total assets:
            Total assets for reportable segments                         $  174,109   $  175,860   $  164,418
            Other assets                                                      4,259        6,520        6,798
            Elimination of intersegment (receivables) payables                    -          (10)      (3,083)
                                                                       --------------------------------------

                 Total consolidated assets                               $  178,368   $  182,370   $  168,133
                                                                       ======================================

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



19
--------------------------------------------------------------------------------
OPERATING SEGMENTS (CONTINUED)

                                                                              Years Ended December 31,
                                                                           2001       2000        1999
                                                                       -----------------------------------
                                                                                  (In Thousands)
          Operating income (loss):
            Operating profit (loss) for reportable segments              $   11,206   $  9,321   $  11,014
            Corporate expenses not allocated to reportable
               segments                                                     (12,040)      (340)         (4)
                                                                       -----------------------------------

                 Total consolidated operating income
                    (loss)                                               $     (834)  $  8,981   $  11,010
                                                                       ===================================


20
--------------------------------------------------------------------------------
FAIR VALUE OF FINANCIAL INSTRUMENTS

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

CONESTOGA ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



21
--------------------------------------------------------------------------------
QUARTERLY DATA (UNAUDITED)

                                                            First     Second      Third      Fourth
                                                        ---------------------------------------------
                                                             (In Thousands, Except Per Share Data)
          2001
          ----

          Operating revenues                              $  22,758  $  22,617  $  24,121  $   23,326
          Operating income (loss)                             3,272      2,608      2,447      (9,161)
          Net income (loss)                                     974        563        805     (10,815)
          Basic earnings (loss) per share                      0.11       0.05       0.09       (1.36)
          Diluted earnings (loss) per share                    0.11       0.05       0.09       (1.36)

          2000
          ----

          Operating revenues                              $  21,688  $  21,803  $  21,265  $   21,676
          Operating income                                    1,562      2,771      2,557       2,091
          Net income                                            381      1,360        771         602
          Basic earnings per share                             0.03       0.16       0.08        0.06
          Diluted earnings per share                           0.03       0.16       0.08        0.06

     As described in Note 2, during the fourth quarter of 2001, the Company recorded and paid a $10,000,000 termination fee to Ntelos as a result of the merger termination.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                              EXECUTIVE OFFICERS

Albert H. Kramer; Age 47; President

  Mr. Kramer was appointed President of the Company in May, 1998. He has been employed bythe Company since September, 1995, serving as Vice President, Finance and Administration, from September, 1995, until August, 1997, and as Executive Vice President from August, 1997 until May, 1998. Prior to that he was employed by Denver and Ephrata Telephone Company for 11 years, serving as Chief Financial Officer during the last 5 years of his employment.

Joseph P. Laffey; Age 49; Senior Vice President, Administration

  Mr. Laffey has been employed by the Company as Vice President, Regulatory and External Affairs, since May 1996. Prior to that he was employed by Commonwealth Telephone Company for 17 years, serving as Vice President of Revenue Requirements during the last year of his employment, and Director of Revenue Requirements for four years prior thereto. He was appointed Senior Vice President, Administration in 2000.

Donald R. Breitenstein; Age 61; Senior Vice President, Chief Financial Officer

  Mr. Breitenstein has been employed by Conestoga since 1962. He worked as Accountant until September 1979, when he was appointed Accounting Supervisor. He was appointed Conestoga's Accounting Manager in 1981, and Controller in 1986. He was appointed to the board of directors of Conestoga in 1987. He was elected the Company's Controller and a member of its Board at its organizational meeting in June, 1989. He was appointed Sr. Vice President, CFO in 2000.

Thomas C. Keim; Age 56; Senior Vice President Local Exchange services

  Mr. Keim was appointed Senior Vice President, Telecom Group, of the Company in August, 1997. He had previously served as Vice President, Operations, since October, 1994, and prior to that as Conestoga's Network Services Manager since February 1984. Mr. Keim has been employed by Conestoga since 1964.

Kenneth A. Benner; Age 54; Secretary/Treasurer

  Mr. Benner has been employed by Conestoga since 1974. He was elected to the board of directors of Conestoga in 1972, and has served as its Secretary/Treasurer since 1982. He was elected Secretary/Treasurer and a member of the Company's Board at its organizational meeting in June, 1989. In June, 1996, he was appointed Vice President and General Manager of Buffalo Valley.

Harrison H. Clement, Jr.; Age 58; Senior Vice President Wireless Group

  Mr. Clement has been employed by the Company or one of its subsidiaries since the Company acquired Infocore on April 30, 1997. In 2000, Mr. Clement was appointed the Company's Senior Vice President, Wireless Group, in charge of Infocore and Conestoga wireless. Mr. Clement began his career in the telecommunications industry in 1966 with the Bell system, holding a variety of management positions of increasing responsibility until 1981. In 1981 he co-founded Infocore, serving as President since that time.

Stuart L. Kirkwood; Age 48; Senior Vice President, Technology Planning

  Mr. Kirkwood is Senior Vice President of Technology Planning for the Company. Mr. Kirkwood joined the Company in June 2000. Prior to that he was employed by Commonwealth Telephone Enterprises for 16 years, serving in various engineering and operations roles, the most recent being Vice President of Technology and Strategic Planning.

                                   DIRECTORS


Current Class I Directors
(Term Expires in 2002)

     John R. Bentz (Age 66; Chairman of the Board) -- Mr. Bentz has been a member of the Board since 1989, and has been Chairman of the Board since May, 1998. He retired as President in May, 1998, a position he had held since May, 1996. He was employed by Conestoga continuously from 1958 until his retirement
on June 1, 1998. He is now serving as a consultant to the Company.   He has been
a member of Conestoga's board of directors since October, 1986.

     James H. Murray (Age 73; Vice Chairman; "Of Counsel" to Barley, Snyder, Senft & Cohen, LLC, Attorneys-at-Law, Reading, PA) -- Mr. Murray has been a member of the Board and a Vice President of the Company since June, 1989. He has been a member of the board of directors of Conestoga since 1957 and has been a Vice President of Conestoga since June, 1988. He retired as a partner of the law firm of Miller and Murray, LLP, Reading, Pennsylvania, on December 31, 1998, and is now "Of Counsel" to the law firm of Barley, Snyder, Senft & Cohen, LLC, legal counsel to the Company.

     Robert M. Myers (Age 54; Director of Personnel, Reading Hospital and Medical Center, Reading, PA) -- Mr. Myers has been a member of the Board since 1996. He is the director of Personnel of the Reading Hospital and Medical Center where he has been employed since 1982.

Current Class III Directors
(Term Expires in 2003)

     Richard G. Weidner (Age 75; Retired) -- Mr. Weidner has been a member of the Board since June, 1989. He was appointed to the board of directors of Conestoga in June 1988. He retired as President of Beard and Company, Inc., Certified Public Accountants, in 1986.

     Jean M. Ruhl (Age 60; Retired) -- Ms. Ruhl has been a member of the Board since November, 1996. She served as a member of the board of directors of Buffalo Valley from 1990 until its acquisition by the Company in 1996. She is retired, having served as Chief Financial Officer and Manager of Solar Master Film Corporation from 1974 until 1990.

     John M. Sausen,(Age 68; Self Employed Accountant, Oley, PA) -- Mr. Sausen has been a member of the Board since June, 1989. He has been a member of the board of directors of Conestoga since 1974. He is an accountant with an office in Oley, PA.

Current Class II Directors
(Term Expires in 2004)

     Kenneth A Benner (Age 54; Secretary/Treasurer) -- see description for Mr. Benner, above.

     Thomas E. Brown (Age 49; Manager of Feed Division of F. M. Brown's Sons, Inc., Feed and Flour Manufacturers, Sinking Spring, PA) -- Mr. Brown has been a member of the Board since June, 1999. He is Manager of the Feed Division of F.M. Brown's Sons, Inc., feed and flour manufacturers, Sinking Spring, Pennsylvania.

     Donald R. Breitenstein (Age 61; Senior Vice President and CFO) -- see description for Mr. Breitenstein, above.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive offices of the Company to file with the Securities and Exchange Commission initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. To the knowledge of the Company, all Section 16(a) filing requirements applicable to its directors and executive officers have been complied with.

ITEM 11.  SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

Director Compensation

     During 2001, the Company paid each non-employee member of the Board an annual director's salary of $6,000. In addition, the Company paid each such person a fee of $750 for each meeting of the Board he or she attended and a fee of $400 for each committee meeting he or she attended. The directors were not paid additional compensation for attending board or committee meetings of the Company's subsidiaries.

     Messrs. Benner and Breitenstein are employees of the Company or one of its subsidiaries and, as such, do not receive additional compensation for serving on the Board of the Company or the boards of its subsidiaries or for attending directors and committee meetings

Executive Compensation:

     The following table sets forth information concerning annual and long term compensation for services in all capacities to the Company during the years ended December 31, 2001, 2000 and 1999 of those persons who were, at December 31, 2001, the chief executive officer, or had served as such at any time during 2001, and the four other most highly compensated executive officers of the Company whose compensation in 2001 exceeded $100,000 (the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE
                          --------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Long Term Compensation
                                                                     ---------------------------------------------------------------
                                       Annual Compensation                           Awards               Payouts
------------------------------------------------------------------------------------------------------------------------------------
       (a)                 (b)      (c)        (d)            (e)               (f)            (g)           (h)            (i)
------------------------------------------------------------------------------------------------------------------------------------

                                                                            Restricted      Securities
                                                            Other Annual       Stock        Underlying       LTIP        All Other
Name and Principal                              Bonus       Compensation      Awards         Option/        Payouts     Compensation
    Position                Year   Salary ($)  ($)/1/           ($)             ($)          SARs (#)         ($)           ($)/2/
------------------------------------------------------------------------------------------------------------------------------------
Albert H. Kramer,           2001     179,135   19,125           None             0                  0          0            7,752
President                   2000     166,192        0           None             0             10,000          0            7,875
                            1999     146,702   28,100           None             0              7,500          0            7,208
------------------------------------------------------------------------------------------------------------------------------------
Stuart L. Kirkwood/3/       2001     146,346   16,313           None             0              5,000          0            4,639
Senior Vice President,      2000      80,865        0           None             0             45,000          0            1,631
Technology Planning
------------------------------------------------------------------------------------------------------------------------------------
Joseph J. Laffey,           2001     138,192   15,188           None             0                  0          0            6,218
Senior Vice President,      2000     133,615        0           None             0              5,000          0            7,025
Administration              1999     126,048   24,300           None             0              3,750          0            6,084
------------------------------------------------------------------------------------------------------------------------------------
Harrison H. Clement, Jr.,   2001     129,230   14,625           None             0                  0          0            3,254
Senior Vice President,      2000     127,308        0           None             0              5,000          0            3,564
Wireless Services           1999     114,846   22,000           None             0              3,750          0            4,020
------------------------------------------------------------------------------------------------------------------------------------
Donald R. Breitenstein,
Senior Vice President       2001     124,692   13,781           None             0                  0          0           18,411
and Chief Financial         2000     121,721        0           None             0              5,000          0           18,666
Officer                     1999     117,117   22,580           None             0              3,750          0           17,466
------------------------------------------------------------------------------------------------------------------------------------

1. The bonus is an incentive bonus paid to each of the Named Executive Officers under the Company's annual executive incentive plan instituted in 1996.
2. "All Other Compensation" includes amounts contributed by the Company under the Company's 401K plan in 2001 for the accounts of Messrs. Kramer, Kirkwood, Laffey, Clement, and Breitenstein as follows: $7,752, $4,639, $6,218, $3,254 and $5,611 respectively. For Mr. Breitenstein, the amount also includes amounts accrued during each of the years stated in the table under Mr. Breitenstein's employment contract with CT&T, described under the heading "Employment Contract".
3.  Mr. Kirkwood joined the Company in 2000.

     During 2001 5,000 stock options were granted to one employee of the Company under the Company's 1999 Stock Option Plan.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                     -------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Potential realized value at
                                        Individual Grants                                           assumed annual rates of
                                                                                                    stock price appreciation
                                                                                                    for option term/1/
-------------------------------------------------------------------------------------------------------------------------------
                              Number of          % of total
                              securities        Options/SARs        Exercise or
      Name                    underlying         granted to         Base Price       Expiration          5% ($)     10% ($)
                             options/SARs       employees in          ($/Sh)            Date
                             granted (#)         fiscal year
-------------------------------------------------------------------------------------------------------------------------------
      (a)                        (b)                 (c)                (d)              (e)            (f)            (g)
-------------------------------------------------------------------------------------------------------------------------------
Stuart L Kirkwood               5,000               100.0%             27.20           6/20/11        85,500         216,700
-------------------------------------------------------------------------------------------------------------------------------

1.  Based on the price of Conestoga common stock on the grant date of $17.48.

                        AGGREGATED OPTION/SAR EXERCISES
                   AND FISCAL YEAR-END OPTION/SAR VALUE TABLE
                   ------------------------------------------

(a)                 (b)          (c)              (d)             (e)
                                                  Number of
                                                  Securities      Value of
                                                  Underlying      Unexercised
                                                  Unexercised     In-the-Money
                                                  Options/SARs    Options/SARs
                    Shares                        At FY-End (#)   At FY-End ($)
                    Acquired on  Value Realized   Exercisable/    Exercisable/
Name                Exercise (#)       ($)        Unexercisable   Unexercisable
-------------------------------------------------------------------------------
Albert H. Kramer              0               0        0/17,500       0/216,775
Stuart L. Kirkwood            0               0        0/50,000       0/674,900
Joseph J. Laffey              0               0        0/ 8,750       0/108,388
Harrison H.
 Clement, Jr.                 0               0        0/ 8,750       0/108,388
Donald R.
 Breitenstein                 0               0        0/ 8,750       0/108,388

Report of the Compensation Committee

     Executive Compensation Program.  The Company's executive compensation
     ------------------------------
program is administered by the Board's Compensation Committee, composed of Messrs. Murray, Weidner and Sausen.

     The executive compensation administered by the Committee is primarily that of Albert H. Kramer, President and Chief Executive Officer; Thomas C. Keim, Senior Vice President, Local Exchange Services; Joseph J. Laffey, Senior Vice President, Administration; Donald R. Breitenstein, Senior Vice President and CFO; Harrison H. Clement,

Jr., Senior Vice President, Wireless Services, and President, Infocore, Inc.; and Stuart L. Kirkwood, Senior Vice President of Technology Planning.

     The Company's executive compensation program consists of three elements:
(i) annual base salary, (ii) potential annual cash incentive award (the "Executive Incentive Plan"), and (iii) longer term incentives under a stock option plan (the "Stock Option Plan"). The Company's executive compensation plan is designed to achieve the following objectives:

     (1) attracting and retaining key executives with outstanding abilities and motivating them to perform to the full extent of those abilities;

     (2) supporting the Company's business mission of providing superior telecommunications services to its customers, continually increasing shareholder value and treating its employees fairly in the process;

     (3) linking executive compensation to corporate financial performance and individual job performance; and

     (4) aligning the interests of executives with the interests of shareholders through ownership of Company stock.

Base Compensation.

     Base salaries of executive officers are determined by evaluating the responsibilities of their positions and by comparing salaries paid in the competitive marketplace to executives with similar experience and responsibilities. The Company employs an outside compensation consulting firm to review annually these comparisons and update the salary ranges for all salary grades. The Compensation Committee considers both financial and non-financial performance measures in making salary adjustments. In January 2001, the Committee reviewed Mr. Kramer's performance during 2000. During 2000, the Company saw continued growth in its competitive local exchange carrier (CLEC) and its wireless PCS lines of business. Based upon these and other accomplishments, the Committee increased Mr. Kramer's base salary 8.82% to $185,000.

Incentive Compensation.

     The Compensation Committee believes that executives should have a greater portion of their compensation at risk than other employees. In 1996, the Company instituted the Executive Incentive Plan. This plan allows the participants to earn an annual bonus of 10-30% of base salary, if certain corporate financial goals are met. The goals are set annually by the Board of Directors. If these goals are not met, there is no payment for that year. In 2001, the goals focused on increasing overall corporate revenues and cash flows. By achieving these two goals the plan participants (including Mr. Kramer) received incentive bonuses equal to 11.125% of base pay.

     In 1999, the shareholders approved the Company's Stock Option Plan which allows the Company to issue incentive or nonqualified stock options to certain key management employees. The stock options vest over a three year period and must be exercised within ten years of their vesting date, provided that the stock options may, at the election of the option holders, vest at the close of a change of control transaction with D&E Communications, Inc. Stock options are designed to reward executives as the fair market value of the stock increases. In 2001 no options were granted to employees for merit rewards, but 5,000 stock options were granted to Mr. Kirkwood as per his employment contract.

SUBMITTED BY THE COMPENSATION COMMITTEE OF THE COMPANY'S BOARD OF DIRECTORS:
James H. Murray
John M. Sausen
Richard G. Weidner

Compensation Committee Interlocks and Insider Participation

     Messrs. Murray, Weidner and Sausen are the members of the Company's Executive Committee.

     During 2001, Mr. Murray was "Of Counsel" to the law firm of Barley, Snyder, Senft & Cohen, LLC, 501 Washington Street, Reading, Pennsylvania, which firm performed legal services for the Company and its subsidiaries. Mr. Murray is not a full time employee of the Company and is not compensated as such. Mr. Murray participates in all discussions and decisions concerning executive compensation.

     Mr. Weidner provides consulting services to the Company. He participates in all discussions and decisions concerning executive compensation

Employment Contracts.

     Conestoga entered into a Restated Employment Agreement with Donald R. Breitenstein, dated March 27, 2001, amending and restating an employment agreement dated March 22, 1989, as amended on June 1, 1999, whereby Conestoga agreed to pay to Mr. Breitenstein, or his estate, at such time as he (1) elects to retire from the active and daily service of CT&T on or after December 31, 2002, (2) becomes disabled or (3) dies at any time during the period of employment covered by the agreement, deferred compensation equal to ten percent (10%) of his annual gross salary, before deductions, for each year he is employed by Conestoga after January 1, 1989. Such compensation is payable commencing one (1) month after his retirement on or after his specified retirement date, his disability or death, as applicable, in equal monthly installments of 1/120 of the amount of additional compensation accumulated. The amount of $12,800 accrued in 2001 for Mr. Breitenstein under his contract and is included in the Summary Compensation Table under the heading "all other compensation". The total amount accrued for Mr. Breitenstein under his contract as of December 31, 2001 was $130,920 (the "Accumulated Deferred Compensation"), which upon his retirement on or after December 31, 2002, disability or death would provide him equal monthly payments of $1,091.00 for ten years. The obligation of Conestoga to make such payments is conditioned and contingent upon Mr. Breitenstein remaining an employee of Conestoga until December 31, 2002, unless prior to attaining such retirement age he dies, becomes disabled, or terminates his employment with Conestoga for proper cause. Conestoga is obligated to employ Mr. Breitenstein until December 31, 2002, unless his employment is terminated prior thereto as a result of his early retirement, death, disability or proper cause. Mr. Breitenstein's contract contains a change of control provision, which provides that, if during the term of the contract and after a change of control of the Company, his employment with Conestoga is terminated, either by Mr. Breitenstein or Conestoga, Conestoga will pay to him his annual salary, determined as of the date of the termination, for a period of three years after the date of termination in such periodic installments as were being paid at the time of the termination and also pay him the Accumulated Deferred Compensation as though the date of the control termination were December 31, 2002.

     The Company is a party to employment contracts with Messrs. Kramer, Kirkwood and Laffey. Infocore, Inc., a wholly-owned subsidiary of the Company, is a party to an employment contract with Mr. Clement. Each of these employment contracts contains substantially similar provisions, providing for a three-year renewable term of employment. Each prescribes the respective employee's compensation, duties and the extent of his services. If the employee's employment is terminated by the Company or, in the case of Mr. Clement, by Infocore, Inc., other than for cause, prior to the expiration of the term of the contract, the Company or Infocore, as the case may be, will pay to the employee an amount equal to the greater of: (i) fifty percent (50%) of his annual salary determined as of the date of termination of employment, or (ii) the aggregate salary otherwise payable to him for the balance of the three (3) year term of the contract. The contracts include a change of control provision, which provides that, if during the term of the contract and after a change of control of the Company, the employee's employment with the Company is terminated, either by the employee or the Company, the Company will pay to the employee his annual salary, determined as of the date of the termination, for a period of three years after the date of termination in such periodic installments as were being paid at the time of the termination. With respect to Mr. Clement, the change of control provision applies to a change of control of Infocore as well as the Company.

     The contract between the Company and Mr. Kramer is dated April 1, 2001, for a three-year term commencing on March 1, 2001, and terminating on February 28, 2004. The contract between the Company and Mr. Laffey is dated May 29, 1999, for a three year term commencing on May 29, 1999, and terminating on May 28, 2002. The contract between Infocore, Inc. and Mr. Clement is dated June 30, 1999, for a three-year term commencing June 1, 1999, and terminating on May 31, 2002. Infocore's obligations under the contract are guaranteed by the Company. The contract between the Company and Mr. Kirkwood is dated June 5, 2000, for a three year term terminating on June 4, 2003.

Pension Plan

     The following table shows the estimated annual pension benefits payable to a covered participant at normal retirement age (65) under Conestoga's qualified defined benefit pension plan for its employees with years of service ranging from 15 through 40 years and earning compensation ranging from $100,000 to $200,000:

                               PENSION PLAN TABLE
                               ------------------

                                Years of Service

Compensation      15      20      25      30      35      40
------------    ------  ------  ------  ------  ------  ------
100,000         15,000  20,000  25,500  31,000  37,500  44,000
110,000         16,500  22,000  28,050  34,100  41,250  48,400
120,000         18,000  24,000  30,600  37,200  45,000  52,800
130,000         19,500  26,000  33,150  40,300  48,750  57,200
140,000         21,000  28,000  35,700  43,400  52,500  61,600
150,000         22,500  30,000  38,250  46,500  56,250  66,000
160,000         24,000  32,000  40,800  49,600  60,000  70,400
170,000         25,500  34,000  43,350  52,700  63,750  74,800
180,000         27,000  36,000  45,900  55,800  67,500  79,200
190,000         28,500  38,000  48,450  58,900  71,250  83,600
200,000         30,000  40,000  51,000  62,000  75,000  88,000

     The normal retirement benefit at age 65 is 1.0% of the employee's "average pay" multiplied by years of service to normal retirement date for the first twenty (20) years of service; 1.1% for service in excess of twenty (20) years but less than thirty (30) years; 1.3% for service in excess of thirty (30) years but less than forty (40) years; and 1.0% for service in excess of forty (40) years. "Average pay" is defined as the average of the highest 5 consecutive years of salary during an employee's last 10 years as a plan participant. For 2001, the covered compensation for Messrs. Kramer, Kirkwood, Laffey and Breitenstein were the amounts reported as "salary" for them in the Summary Compensation Table. Benefits are computed as straight-life annuity amounts.
The benefits listed in the Pension Plan Table are not subject to any deduction for Social Security or other offset amounts. Although the normal retirement age is 65, an employee with ten years of service may retire at age 55 with actuarially reduced benefits. An employee who has attained the age of 55, but not 65, may retire without any actuarial reduction of his benefits, if the sum of his age and years of service with Conestoga is at least eighty (80) when he retires. The years and months of service of an employee are equal to the total length of time that he or she is employed by Conestoga.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

     Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company's common stock against the cumulative total return of the S & P 500 Stock Index and the S & P Telephone Index for the period of five calendar years commencing on December 31, 1996 and ending on December 31, 2001.

                Comparison of Five Year Cumulative Total Return

       -------------------------------------------------------------------------
   220  -----

   200  ------

   180  -----

   160  ------

   140  ------

   120  ---------

   100  ---------

    80  --------
       -------------------------------------------------------------------------
        Dec. 1996    Dec. 1997   Dec. 1998    Dec. 1999    Dec. 2000   Dec. 2001

              ---------------------------------------------
                   CEI        S&P 500            S&P TEL
              ---------------------------------------------

                1996      1997        1998        1999       2000       2001
CEI              100       127         153         133        124        235
S&P 500          100       133         171         208        189        166
S&P TEL.        1010       140         205         217        194        161
               DEC 96     DEC 97      DEC 98      DEC 99     DEC 00     DEC 01

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

The following table reflects, as of February 28, 2002, the total common stock ownership of the Company by each director and reporting officer, and by all directors and executive officers as a group. The Company's voting common stock is its only class of voting equity securities. Each named individual and all members of the group exercise sole voting and investment power.


                                Amount and Nature of
  Name of Beneficial Owner    Beneficial Ownership/1,2/    Percent of Class/3/
-------------------------------------------------------------------------------
Kenneth A. Benner                      38,060                      *
-------------------------------------------------------------------------------
John R. Bentz                          14,431                      *
-------------------------------------------------------------------------------
Donald R. Breitenstein                 10,225                      *
-------------------------------------------------------------------------------
Thomas E. Brown                        27,155                      *
-------------------------------------------------------------------------------
James H. Murray                        52,815                      *
-------------------------------------------------------------------------------
Robert M. Myers                         6,038                      *
-------------------------------------------------------------------------------
Jean M. Ruhl                           75,000                      *
-------------------------------------------------------------------------------
John M. Sausen                        136,983                     1.66
-------------------------------------------------------------------------------
Richard G. Weidner                      4,410                      *
-------------------------------------------------------------------------------
Thomas C. Keim                         49,083                      *
-------------------------------------------------------------------------------
Stuart L. Kirkwood                          0                      *
-------------------------------------------------------------------------------
Albert H. Kramer                        5,027                      *
-------------------------------------------------------------------------------
Joseph J. Laffey                        3,931                      *
-------------------------------------------------------------------------------
Harrison H. Clement, Jr.               22,620                      *
-------------------------------------------------------------------------------
All Directors and Officers            449,517                     5.45%
as a Group (15 persons)
-------------------------------------------------------------------------------

1. Under the rules of the Securities and Exchange Commission, a person who directly or indirectly has or shares voting power and/or investment power with respect to a security is considered a beneficial owner of the security. Shares as to which voting power and/or investment power may be acquired within 60 days are also considered as beneficially owned under these proxy rules.

2. These amounts include (a) shares beneficially owned by the director or officer, his wife, minor children and relatives living in his house as required by the rules of the Securities and Exchange Commission, and (b) shares deemed to be beneficially owned because the director or officer has voting power or power of disposition over the shares. Share amounts are reported as of February 28, 2002 and percentages of share ownership are calculated based upon 8,242,095 shares of Common Stock of the Company outstanding as of that date. The information in the table is based upon data furnished to the Company by, or on behalf of, the persons referred to in the table.

3. An asterisk (*) indicates percentage ownership is less than 1%.

     To the best of the Company's knowledge, no person or group beneficially owns more than 5% of the company's outstanding common stock.

Change in Control

     The Company entered into an Agreement and Plan of Merger, dated November 21, 2001 (the "Agreement"), as subsequently amended and restated, with D&E Communications, Inc. The Agreement provides that all of the Company's outstanding shares of common stock will be converted into cash, D&E Communications common stock or a combination of the two as more particularly described in the Agreement. In addition, the Agreement provides that the

ITEM 12. Security Ownership of Certain Beneficial Owners and Management (continued)

Company will merge with and into D&E Communications, Inc. This transaction is subject to several conditions including, among others, approval of the transaction by the Company's and D&E's shareholders and by the Company's federal and state regulators. If the transaction is completed, it will result in a change in control of the Company.

ITEM 13

Certain Business Relationships

     Mr. Murray is "Of Counsel" to the law firm of Barley, Snyder, Senft & Cohen, LLC., which firm provides legal services to the Company.

     Mr. Weidner and Mr. Bentz provide consulting services to the Company.

Certain Indebtedness
     None

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)(1)  Financial Statements:

  The following consolidated financial statements of Conestoga Enterprises, Inc. and subsidiaries are included in Part II, Item 8:

         Opinion of Independent Certified Public Accountants

         Consolidated balance sheets - December 31, 2001 and 2000

         Consolidated statements of operations - years ended December 31, 2001, 2000 and 1999

         Consolidated statements of common stockholders' equity - years ended December 31, 2001, 2000, and 1999

         Consolidated statements of cash flows - years ended December 31, 2001, 2000 and 1999

         Notes to consolidated financial statements

(a)(2)   Financial Statement Schedules

CONESTOGA ENTERPRISES, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

-----------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31, 2001, 2000 and 1999
-----------------------------------------------------------------------------------------------------------------------------

                                                      Balance At                    Charged To                  Balance At
                                                      Beginning     Charged To        Other                       End Of
                  Description                         Of Period      Expenses        Accounts    Deductions       Period
-----------------------------------------------------------------------------------------------------------------------------
                                                                                  (In Thousands)
Allowance for uncollectible accounts receivable:
  Year ended December 31, 2001                       $      747       $    221        $      -   $    (622)      $    346
  Year ended December 31, 2000                              609            986               -        (848)           747
  Year ended December 31, 1999                              265          1,177               -        (833)           609

Valuation allowance for deferred tax assets:
  Year ended December 31, 2001                            2,275          1,463               -           -          3,738
  Year ended December 31, 2000                            1,767            508               -           -          2,275
  Year ended December 31, 1999                              677          1,090               -           -          1,767

  All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

 (a)(3) Exhibits -

        See Exhibit Index on following page.

  (b)  Reports on Form 8-K

         10/03/01re:  Ntelos, Inc. merger consideration examples

         11/27/01re:  Conditional agreement with D&E Commmunications, Inc.

         12/06/01re:  Termination of Ntelos Inc. agreement and effectiveness of
                      D&E Communications agreement

                               INDEX TO EXHIBITS

Exhibit Description                           Page in Manually Signed Original
-------------------                           --------------------------------

3.1   Articles of Incorporation, as amended   Incorporated by reference to
                                              Exhibit A of Company's Definitive
                                              Proxy Statement relating to its
                                              2000 Annual Meeting, filed with
                                              the Commission on April 14, 2000

3.2   By-laws                                 66

4     Relevant portions of the by-laws        Incorporated by reference to
                                              Exhibit 3 of Company's form 10-K,
                                              for the year ended December 31,
                                              1991, filed with the Commission on
                                              March __, 1992.

10.1  Amendment, dated March 27, 2001,        71
      to Agreement, dated March 22, 1989
      with Donald R. Breitenstein,

10.2  Agreement, dated April 1, 2001, with    75
      Albert H. Kramer

10.3  Agreement, dated May 29, 1999, with     Incorporated by reference to
      Joseph J. Laffey                        Exhibit "c" under the heading
                                              "Material Contracts" of the Index
                                              to Exhibits of Company's Form 10-
                                              K, for the year ended December 31,
                                              1998, filed with the Commission on
                                              March 30, 2000.

10.4  Agreement, dated June 30, 1999, with    Incorporated by reference to
      Harrison H. Clement, Jr.                Exhibit "d" under the heading
                                              "Material Contracts" of the Index
                                              to Exhibits of the Company's Form
                                              10-K, for the year ended December
                                              31, 1998, filed with the
                                              Commission on March 30, 2000.

10.5  Agreement, dated June 1, 1999, with     Incorporated by reference to
      Thomas C. Keim                          Exhibit "e" under the heading
                                              "Material Contracts" of the Index
                                              to Exhibits of Company's Form 10-
                                              K, for the year ended December 31,
                                              1998, filed with the Commission on
                                              March 30, 2000.

10.6  Agreement, dated June 5, 2000, with     Incorporated by reference to
      Stuart L. Kirkwood                      Exhibit "f" under the heading
                                              "Material Contracts" of the Index
                                              to Exhibits of Company's Form 10-K
                                              for the year ending December 31,
                                              1999, filed with the Commission on
                                              March 30, 2001.

12.    Statement re: Computation of Ratios            79

21.    Subsidiaries of the registrant                 80

23.    Consent of independent accountants             81

  Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Conestoga ENTERPRISES, INC.

Date  March 25, 2002                    By  \s\ Albert H. Kramer
                                           ----------------------------
                                           Albert H. Kramer
                                           President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date  3/25/02                             \s\ John R. Bentz
     ------------                       ----------------------------
                                        John R. Bentz
                                        Chairman of the Board

Date  3/25/02                             \s\ James H. Murray
     ------------                       ----------------------------
                                        James H. Murray
                                        Vice Chairman

Date  3/25/02                             \s\ Kenneth A Benner
     ------------                       ----------------------------
                                        Kenneth A. Benner
                                        Secretary/Treasurer

Date  3/25/02                             \s\ Donald R. Breitenstein
     ------------                       ----------------------------
                                        Donald R. Breitenstein
                                        Senior Vice President,
                                        Chief Financial Officer

Date  3/25/02                             \s\ Thomas E. Brown
     ------------                       ----------------------------
                                        Thomas E. Brown
                                        Director

Date  3/25/02                             \s\ John M. Sausen
     ------------                       ----------------------------
                                        John M. Sausen
                                        Director

Date  3/25/02                             \s\ Richard G. Weidner
     ------------                       ----------------------------
                                        Richard G. Weidner
                                        Director

Date  3/25/02                             \s\ Robert M. Myers
     ------------                       ----------------------------
                                        Robert M. Myers
                                        Director

Date  3/25/02                             \s\ Jean M. Ruhl
     ------------                       ----------------------------
                                        Jean M. Ruhl
                                        Director

Date  3/25/02                             \s\ Thomas C. Keim
     ------------                       ----------------------------
                                        Thomas C. Keim
                                        Sr. Vice President - Telecom Group

Date  3/25/02                             \s\ Joseph J. Laffey
     ------------                       ----------------------------
                                        Joseph J. Laffey
                                        Sr. Vice President, Administrative

Date  3/25/02                             \s\ Harrison H. Clement, Jr.
     ------------                       ----------------------------
                                        Harrison H Clement, Jr.
                                        Sr. Vice President, Wireless Group

Date  3/25/02                             \s\ Stuart L. Kirkwood
     ------------                       ----------------------------
                                        Stuart L. Kirkwood
                                        Sr. Vice President, Technology