Form 10-Q
period 2002-03-31
CONESTOGA ENTERPRISES INC
filed 2002-05-15
CIK 854727

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

For quarter ended March 31, 2002
Commission File Number 0-24064

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

     Yes  X    No
          -

  As of March 31, 2002, the outstanding number of shares of Common Stock, par value $1.00, was 8,242,095.

CONESTOGA ENTERPRISES, INC.

    CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

              March 31, 2002 and December 31, 2001
       ( In Thousands, Except Shares and Per Share Data)

                          ASSETS

                                                               3/31       12/31
                                                               2002        2001

    Current Assets
     Cash and Cash Equivalents                                  $741     $2,153
     Accounts receivable, including unbilled
      revenue                                                 10,874     11,635
     Inventories, at average cost                              2,745      2,426
     Prepaid taxes                                               859        729
     Prepaid expenses and other current assets                 2,098      2,241

                 Total Current Assets                         17,317     19,184

     Investments and Other Assets
       Assets held for sale                                      377        573
       Cost in excess of net assets of businesses acquired    41,623     41,623
       Prepaid Pension Costs                                   2,961      3,029
       Other                                                   3,125      2,945

                                                              48,086     48,170

     Plant

       In Service                                            215,814    213,770
       Under Construction                                      7,689      6,856

                                                             223,503    220,626
       Less accumulated depreciation                         113,500    109,612

                                                             110,003    111,014


Total Assets                                                $175,406   $178,368



 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONESTOGA ENTERPRISES, INC.

   CONSOLIDATED BALANCE SHEETS ( UNAUDITED )

                      March 31, 2002 and December 31, 2001
                (In Thousands, Except Shares and Per Share Data)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                      3/31               12/31
                                                                                      2002                2001
Current Liabilities
   Current maturities of long term debt                                              $32,546            $33,546
   Current liability under capital lease                                                  72                 69
   Notes payable                                                                      10,000             10,000
   Accounts payable                                                                    4,488              5,513
   Accrued:
          Taxes                                                                            0                  0
          Payroll & Vacation Pay                                                       1,059              1,265
          Other                                                                        2,828              2,815

              Total Current Liabilities                                               50,993             53,208


Deferred Revenue, from sale of towers                                                 10,011              9,936

Long Term Liabilities
   Long term debt, less current maturities                                            35,000             35,000
   Liability under capital lease, less current maturities                              2,706              2,724
   Accrued post retirement cost                                                        1,500              1,445
   Other                                                                               1,997              1,999

                                                                                      41,203             41,168

Deferred Income Taxes                                                                  7,046              6,920

Convertible\Redeemable Preferred Stock
  Par value $65 per share; authorized 900,000
  shares; issued and outstanding; 3/31/02 - 0
   12/31/01 - 72,414                                                                       0              4,707

Common Stockholders' Equity
   Common Stock par value $1 per share; authorized 200,000,000 shares;
   Issued and Outstanding 3/31/02 - 8,242,095   12/31/01 - 8,080,868                   8,242              8,081
   Additional Paid-In Capital                                                         52,642             49,123
   Retained earnings                                                                   5,269              5,225


                                                                                      66,153             62,429

        Total Liabilities and Stockholders' Equity                                   175,406            178,368
                                                                                    ========           ========

CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2002 and 2001
                     (In Thousands, Except Per Share Data)

                                                                                                THREE MONTHS ENDED
                                                                                              2002             2001
Operating Revenues:
    Communication services                                                                  $20,869          $19,520
    Equipment sales                                                                           2,818            2,694
    Other revenues                                                                              383              544

                                                                                             24,070           22,758

Operating Expenses:
    Cost of services (exclusive of depreciation and
            amortization below)                                                              10,130            9,702
    Cost of sales                                                                             1,252            1,342
    Depreciation and amortization                                                             4,209            4,371
    Merger costs                                                                                 96                0
    Selling, general and administrative                                                       4,003            4,071

                                                                                             19,690           19,486

            Operating Income                                                                  4,380            3,272

Other income(expense), net:
    Interest expense                                                                         (1,031)          (1,314)
    Income from unconsolidated
            partnership interest                                                                 20              (33)
    Gain on sale of investments in equity securities                                              0                0
    Other, net                                                                                   23               53

                                                                                               (988)          (1,294)

        Income before income taxes                                                            3,392            1,978

Income taxes                                                                                  1,577            1,004


                   Net Income                                                                $1,815             $974


Basic earnings per share                                                                      $0.22            $0.11
Diluted earnings per share                                                                    $0.22            $0.11
Dividends per common share                                                                    $0.21            $0.21

CONESTOGA ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
       (in thousands)

                                                                                       2002               2001
Cash Flows from Operating Activities

         Net cash provided by operating activities                                    $5,307             $3,865

Cash Flows From Investing Activities

    Purchase of Plant, net of removal costs and salvage                               (3,426)            (5,522)
    Proceeds from sale of marketable equity securities                                     0                  0
    Proceeds from sale of non regulated property                                         522                  0

         Net cash used in investing activities                                        (2,904)            (5,522)

Cash Flows From Financing Activities

   Proceeds from long-term borrowing                                                       0                  0
   Proceeds from short-term borrowing (net)                                                0                  0
   Principal payments on long term borrowing                                          (1,000)              (250)
   Principal payments on capital lease financing                                         (17)               (16)
   Proceeds from issuance of stock                                                         0                 29
   Proceeds from issuance of stock under the
         dividend reinvestment plan                                                        0                189
   Common and preferred dividends paid                                                (1,771)            (1,654)
   Preferred stock redemption                                                         (1,027)              (127)

         Net cash used in financing activities                                        (3,815)            (1,829)

         Decrease in cash and cash equivalents                                        (1,412)            (3,486)
Cash and cash equivalents
         Beginning                                                                     2,153              5,529


         Ending                                                                         $741             $2,043

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Payments for:
       Interest                                                                       $1,394             $1,396

       Income Taxes                                                                   $  616             $  592


CONESTOGA ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The December 31, 2001 consolidated balance sheet data was derived from audited financial statements. For further information, refer to the consolidated financial statements and footnotes included in Conestoga's 2001 Annual Report on Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2: EARNINGS PER SHARE

Per share data for the three months ended March 31, 2002 and 2001 is based on the weighted average number of shares outstanding of 8,198,839 and 7,867,516 for 2002 and 2001 respectively. Net income available for the common shareholders was $1.796 million and $841 thousand for 2002 and 2001 respectively. Net income for common shareholders differs from net income on the consolidated statement of income by the amount of preferred stock dividends.

NOTE 3: FAS 142 - GOODWILL AND OTHER INTANGIBLE ASSETS

Effective as of January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise. During the first quarter ended March 31, 2002, the Company started required transitional impairment review of goodwill. This review required the Company to estimate the fair value of its identified reportable units as of December 31, 2001. For each of the reporting units, the estimated fair value was determined utilizing the expected present value of the future cash flows of the units. In all instances, the estimated fair value of the reporting units exceeded their book values and therefore no write-down of goodwill was required during the quarter ended March 31, 2002.

The following schedule reflects unaudited pro forma results of operations of the Company, giving effect to SFAS No. 142 as if it were adopted on January 1, 2001. (in thousands except earning per share)

                                    Period ended March 31
                                    ---------------------
                                       2002       2001

         Net Income, as reported    $  1,815    $   974
         Add back: amortization
           Expense, net of tax             0        312
                                       -----     ------
         Adjusted Net Income           1,815      1,286

         Basic Earnings per Common Share;
            As Reported             $   0.22    $  0.11
            Adjusted                $   0.22    $  0.15

         Diluted Earnings per Common Share;
            As Reported             $   0.22    $  0.11
            Adjusted                $   0.22    $  0.15

The following table summarizes the activity in goodwill for the periods indicated: (in thousands)

                                               Three Months        Twelve Months
                                                   Ended               Ended
                                                 March 31,          December 31,
                                                   2002                 2001

         Beginning Balance        $   41,623          $43,477
         Amortization Expense              0           (1,295)
         Other                             0           (  559)
                                         ---           ------
                  Total           $   41,623          $41,623

The following table summarizes net goodwill by segment: (in thousands)

                                   March 31,        December 31,
                                     2002               2001

         Telephone                $  33,474           $33,474
         CLEC and Long Distance       8,149             8,149
                                      -----             -----
                  Total           $  41,623           $41,623


NOTE 4: OPERATING SEGMENTS

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

The "Other" column primarily includes communications and security monitoring systems equipment sales and consulting services provided by Infocore, Inc.
(INF).

The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on profit or loss from operations before corporate allocations, interest, income taxes and non-recurring gains and losses. Transactions occurring between segments are recorded on the same basis as transactions with third parties.

Segment information as of March 31, 2002 and 2001 are as follows:

                                              CLEC
                                               and
                                              Long
                        Telephone| Wireless| Distance| Other| Total
                        -------------------------------------------
                                      ( in thousands )

Three months ended
March 31, 2002:
Operating revenues
from external customers;

   Local Service        $  4,055  $     -   $ 1,338   $    -  $  5,393
   Long distance and
     access service        7,687        -     4,482        -    12,169
   Wireless service            -    2,001         -        -     2,001
   Equipment Sales         1,037      126         -    1,660     2,823
   Other                     849        3       457      375     1,684
                         ---------------------------------------------
                          13,628    2,130     6,277    2,035    24,070
Inter-segment operating

  Revenues                   999       30        11        8     1,048
Operating profit (loss)    6,421   (1,627)     (258)     (50)    4,486
Total Assets             107,809   31,233    37,850    9,602   186,494
Capital expenditures       1,491      163     1,463       19     3,136
Depreciation and
           Amortization    2,574    1,092       501       42     4,209



Three months ended
March 31, 2001:
Operating revenues
from external customers;
   Local Service         $  3,449 $     -   $   921  $    -   $  4,370
   Long distance and
     access service         8,026       -     4,175       -     12,201
   Wireless service             -   1,335         -       -      1,335
   Equipment Sales            998     203         -   1,493      2,694
   Other                      960      92       562     544      2,158
                          --------------------------------------------
                           13,433   1,630     5,658   2,037     22,758

Inter-segment operating
  Revenues                    668      19        71       0        758
Operating profit (loss)     5,922  (2,078)     (596)     33      3,281
Total Assets              118,308  38,978    30,097   5,189    192,572
Capital expenditures        2,897   1,670       915      40      5,522
Depreciation and
           Amortization     2,781   1,102       439      49      4,371


Certain items in the schedule above need to be reconciled to the consolidated financial statements and are provided in the schedules below:

                                Three Months Ended
                              March 31       March 31
                                2002            2001

Revenues:
 Total revenue for

 Reportable segments          $ 23,075          $ 21,479
 Other Revenues                  2,035             2,037
 Elimination of
 Intersegment revenues          (1,040)             (758)
                               -------             -----
Total consolidated revenues   $ 24,070          $ 22,758
Total Assets:
 Total assets for
 Reportable segments          $176,891          $187,383
 Other assets                    9,602             5,189
 Elimination of intersegment
    (receivables) payables     (11,087)          (10,829)
                              --------          --------
Total consolidated assets     $175,406          $181,743

Operating Income
 Operating profit for

    reportable segments       $  4,536          $  3,248
    Other operating

         Income (loss)             (50)               33
         Corporate expenses not
         allocated to reportable
         segments                 (106)               (9)

         Total consolidated operating
            income            $  4,380          $  3,272


NOTE 5:  LONG TERM DEBT

As of December 31, 2001 the Company was in default of certain covenants contained in the senior notes agreements. The Company obtained a temporary waiver on February 25, 2002, whereby the lender waived compliance by the Company with these covenants. The temporary waiver expires June 30, 2002, or earlier under certain conditions, at which time the debt balances become callable by the lender. As of March 31, 2002 the balance of $32.546 million under these agreements is classified as current liabilities in the financial statements.

The term loan agreement between the Company and the other long-term debt lender includes cross default provisions under which the waived default under the Senior Notes mentioned above could have resulted in a default under that term loan agreement. The other long-term debt lender notified the Company that there has been no default under the cross default provisions of its loan agreement with the Company, because the waiver of compliance with the covenants of the Senior Note was sufficient so that no event of default occurred under the Senior Notes and, consequently, no event of default occurred under the cross default provisions of that loan agreement.


Under the most restrictive covenants of the debt agreements, the Company, as of December 31, 2001, is not permitted to make any further dividend distributions until the Company generates approximately $14,000,000 of consolidated net income as defined in the agreement. The Company has received a temporary waiver of this covenant permitting the Company to pay a dividend in the first quarter of 2002. The temporary waiver expires June 30, 2002, or earlier, under certain conditions. This temporary waiver does not authorize dividend payments in the second quarter 2002 and thereafter.

NOTE 6:  PREFERRED STOCK REDEMPTION

On February 6, 2002, the Company redeemed all outstanding shares of its preferred stock for $66.94. As a result, 15,480 shares of preferred stock were redeemed for a total of $1.036 million and 56,934 shares were converted into 161,227 shares of the Company's common stock.

NOTE 7:  PENDING MERGER

The Company entered into an Amended and Restated Agreement and Plan of Merger with D&E Communications, Inc. (the "D&E Merger Agreement") dated January 9,2002, which for the exchange of all of the Company's issued and outstanding common stock for cash and/or common stock of D&E Communications, Inc. The completion of the merger with D&E Communications, Inc. is contingent upon, among other things, shareholder and regulatory approvals. All required regulatory approvals of the merger have been received. D&E Communications, Inc. and the Company have scheduled their respective shareholder meetings for the consideration and approval of the merger for May 23, 2002. If the shareholders of both Companies approve the merger, it is anticipated that the merger will close in the second quarter of 2002. Completion of the merger will trigger change of control payments to certain of the Company's officers in accordance with the terms of their respective employment contracts.

NOTE 8:  OTHER

Certain items of the March 31, 2001 consolidated financial statements have been reclassified to conform to the March 31, 2002 financial statement presentation. These reclassifications had no effect on the previously reported net income.

Inventories, at average cost, are both material and supplies used to provide service, and equipment held for resale.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE QUARTERLY INCOME STATEMENTS

Overview

    During the first quarter of 2002, the Company's net income was $1.815 million, $0.22 per common share, compared with $974 thousand, $0.11 per common share, in the first quarter 2001.

   The adoption of the new Financial Accountings Standards Board (FAS 142) ruling for the goodwill amortization had a positive effect on net income for the first three months of 2002 of $312 thousand after taxes, when compared with the first three months of 2001.

   The Company's net income for the first three months of 2002 and 2001 were negatively impacted by the operating expenses of Conestoga Wireless Company's wireless telecommunications system, known as Personal Communications Service ("PCS"), and the operating expenses of the long distance and competitive local exchange services (CLEC) of CEI Networks, Inc. Both segments of the business have shown total operating revenue improvements during the first three months of 2002 when compared with the first three months of 2001. The wireless PCS operating revenue increased 31% during this period and the customer base increased 3% from December 31, 2001, with 19,861 customers as of March 31, 2002. The CLEC revenues increased 45% when comparing the two periods, and the access lines in service increased 6.5% to over 20 thousand as of March 31, 2002. Long distance revenues of the CLEC Company increased 7.4% during the first three months 2002; however the long distance business remains very price competitive.

         The access lines in service of the Company's local exchange carriers at the end of the first three months of 2002 and 2001 were 85,109 and 83,750, respectively, an increase of 1.6% during the twelve month period.

         The Company's subscriber and access line data as of March 31, 2002 and December 31, 2001 is as follows:

                                     March 31   Dec. 31
                                       2002       2001     change
                                       ----       ----     ------
          LEC Lines                   85,109     84,899     +0.2%
          CLEC Lines                  20,030     18,807     +6.5%
          PCS Subscribers             19,861     19,271     +3.1%
          Long Distance Subscribers   41,405     40,665     +1.8%
          Paging Lines                 5,238      5,416     -3.3%
          DSL Subscribers              1,906      1,536    +24.1%
          Cable Modem Subscribers      1,103      1,109     -0.5%
          Video Subscribers            3,317      3,184     +4.2%


CONESTOGA ENTERPRISES, INC.

RESULTS OF OPERATIONS

Business Segments:

         The Company's reportable segments are strategic business units that offer different services. They are managed separately because each business unit requires different technology and market strategies. The reportable segments are: Telephone Wireline, which is traditional telephone services provided by Conestoga and Buffalo Valley; Telephone Wireless which is paging and Personal Communications Services (PCS) provided by Conestoga Wireless and Conestoga Mobile; and CLEC and Long Distance, which is competitive local and long distance services provided by CEI Networks. The "Other" column is primarily the sale of communication and security monitoring equipment and communications consulting services provided by Infocore.

         The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on profit or loss from operations before corporate allocations, interest, income taxes and non-recurring gains and losses. Transactions occurring between segments are recorded on the same basis as transactions with third parties.

REVENUES

  Operating Revenues:
                                              Increase/(Decrease)
                                               (in thousands)
     First Quarter Ended

     March 31, 2002 compared to March 31, 2001

       Telephone Wireline Revenues           $  195       1.5%
       Wireless Revenues                        500      30.7%
       CLEC and Long Distance                   619      10.9%
       Other Revenues                            (2)        0%

                  Total                       1,312       5.8%

Telephone Wireline Revenues

              Conestoga Telephone and Telegraph Company ("Conestoga Telephone") and Buffalo Valley Telephone Company ("Buffalo Valley Telephone"), the local telephone companies, generate revenues by providing local service, network access, intra-lata long distance, equipment sales and other miscellaneous revenues which include billing and collection, directory advertising and rent revenues. Conestoga Telephone and Buffalo Valley Telephone together had a total of 85,109 access lines in service as of March 31, 2002, an increase of 210 during the first three months of 2002. A rate increase granted to both local telephone companies during the third quarter of 2001 was the result of an amendment to the Pennsylvania Public Utility Act, which provided for streamlined rate regulation referred to as Chapter 30. It had the effect of increasing local service rates and decreasing intrastate network access rates, creating a revenue neutral filing for the telephone companies. Local service revenues for the telephone companies together increased 17.5% during the first three months of 2002 when compared with the first three months of 2001. It is estimated that during the first quarter this rate change increased local service revenues in excess of $500 thousand. Local service revenues are generated from the provision of local exchange services, including enhanced services. Enhanced services include Caller ID, Call Waiting and Return Call. The telephone companies local service rates are regulated by the Pennsylvania Public Utility Commission (PUC).

         The Company began offering high-speed digital subscriber line service
(DSL) in 2001 in its franchised territories and its CLEC territories. DSL could negatively impact the installation of residential second lines over the next few years, which was a major source of the growth in access lines over the last few years. The Company had 1,906 DSL subscribers as of March 31, 2002, an increase of 24.1% over the number of subscribers as of December 31, 2001. The Company anticipates that DSL service will grow rapidly in the next few years

          The telephone companies long distance and access revenues for the first three months of 2002 decreased 4.2% due in part to the intrastate access rate reduction mentioned above, and to intralata competition within Pennsylvania.

         The telephone companies' equipment revenues, which include customer premise equipment such as telephones, small business systems and related supplies, increased 3.9% in the first three months of 2002 when compared with the first three months of 2001. The telephone companies' other revenues, which include directory advertising, billing and collection and rents, declined 11.6% partially due to billing and collection revenues from the interexchange carriers, and to increased uncollectibles which grew over 300% or $76 thousand mostly due to an interexchange carrier's inability to pay its access charges.

         The telephone companies realized a combined operating margin of 47.1% on operating revenues of $13.6 million and operating income of $6.4 million.

Wireless Communication Service Revenues

     Wireless communication service revenue is generated by Conestoga Wireless Company providing wireless Personal Communication

Service (PCS), and Conestoga Mobile System providing paging service. As of the end of the first quarter 2002, Conestoga Wireless had a total of 19,861 PCS subscribers, an increase of 590 during the first three months of 2002. Conestoga Mobile Systems had 5,238 paging lines a decrease of 178 during the first three months of 2002. Conestoga Wireless Company generated $2.0 million operating revenue during the first three months, which was an increase of 38% over the first three months of 2001. Conestoga Mobile Systems paging service generated $169 thousand during the first three months of 2001, which was 15.6% less than the first three months of 2001. The Wireless communication operating loss of $1.6 million was 22.5% less than the first three months of 2001.

         The wireless communications service equipment revenues include PCS wireless phones and wireless pagers and related supplies, and the other revenues are mostly rent revenues. The uncollectibles for the wireless business for the first three months of 2002 were 0.7% of the gross wireless revenue.

Competitive Local Exchange (CLEC) and Long Distance Service Revenues

         Competitive local exchange (CLEC) revenues and full inter-exchange long distance service is provided by CEI Networks, Inc. The CLEC revenue is generated by providing local service, enhanced features and DSL service to customers located in certain Verizon areas, giving the customer a choice of service providers. CEI Networks had a total of 20,030 access lines as of March 31, 2002, adding 1,223 during the first three months of 2002. CLEC local service revenue for the first quarter of 2002 was $1.3 million compared with $921 thousand during the first quarter of 2001.

         The long distance business is very price competitive. During the first quarter of 2002, the long distance revenues of Conestoga Networks increased 7%, or $307 thousand compared to the first quarter of 2001. CEI Networks, as an interexchange carrier, did benefit from the intrastate access rate reduction of the local exchange carriers, which helped to improve its operating loss from $595 thousand during the first three months of 2001 to a loss of $258 thousand in the first three months of 2002.

         Other revenues generated by CEI Networks include pay telephone, video and prepaid calling cards. The Uncollectibles for the CLEC and Long Distance business for the first three months of 2002 were 1.3% of gross operating revenues.

Other Telecommunication Revenues

     The Company's other telecommunications revenues are generated from its equipment and consulting service company, Infocore. It includes the sale of communications equipment and facility management consulting services. The sale of communication equipment includes telephones, switchboard equipment (PBX), security monitoring equipment and some other related equipment. Infocore's equipment sales for the first three months of 2002 were up 11.2% or $167 thousand when compared with first three months of 2001. Other revenue from Infocore for facility management, which offers small and mid-size long distance customers bulk discounted rates otherwise not available to those customers, was down 31.1% from the first quarter of 2001.

EXPENSES:

Operating Expenses

                                            Increase (Decrease)
                                              (in thousands)
First Quarter Ended
     March 31, 2002 compared to March 31, 2001

       Cost of Services                      $  428       4.4%
       Cost of Sales                            (90)     (6.7%)
       Depreciation and Amortization           (162)     (3.7%)
       Merger costs                              96     100.0%
       Selling, General and Administrative      (68)     (1.7%)

                 Total                       $ (204)     (1.0%)

     Operating expenses decreased 1.0% during the first quarter of 2002 when compared with the first quarter of 2001. The telephone wireline operating expenses during the first quarter 2002 were $32 thousand greater but the accounting change in the goodwill amortization had a positive effect of $249 thousand. The wireless communication operating expenses during the first quarter 2002 decreased 1.6% from the first quarter of 2001, and the competitive local exchange and long distance service operating expenses increased 3.5%. The other telecommunications operating expenses for the first quarter 2001 were 4.6% greater than the first quarter of 2001.

Cost of Services

     Cost of Services Expense includes outside plant expenses, digital switching and other network expenses, engineering expenses, and other related administrative expenses. The telephone wireline cost of service expenses of Conestoga and Buffalo Valley are primarily regulated expenses for network and outside plant maintenance and increased 5.7% or $179 thousand in the first quarter of 2002 when compared with the first quarter of 2001. The Company's CLEC cost of services increased 70.8% or $433 thousand in the first three months of 2002 when compared with the first three months of 2001, mostly due to increased service demands. The Company's long distance cost of operations declined 13.1%, or $419 thousand, mostly due to more favorable rates charged by the long distance carriers that provide its long distance access. The Company's wireless communications expenses increased 23.3% or $312 thousand due mostly to increased transport and network operations costs. Other telecommunications costs increased 4.5% or $54 thousand in the first quarter of 2002 when compared with first quarter of 2001.

Cost of Sales

   The Company's cost of sales during the first three months of 2002 was lower when compared with the first three months of 2001. Infocore's, the Company's sales and equipment provider, cost of sales increased $52 thousand or 11.7% in the first quarter of 2002 when compared with the first quarter of 2001, while the telephone wireline cost of sales remained stable and and the wireless communications cost of sales declined $135 thousand or 32.8%.

Depreciation and Amortization

   Depreciation and amortization expenses include charges from all of the business segments. The decrease of $162 thousand or 3.7% in the first three months of 2002 is a direct result of the accounting change as discussed in
Note 3 of the consolidated financial statements, which became effective
January 1, 2002. As a result, the Company will no longer be amortizing goodwill; however, subsequent impairment reviews may result in the periodic write-down of recorded goodwill. Goodwill amortization expense was $0 for the first three months of 2002 and $345 thousand for the first three months of 2001.

Selling General and Administrative

   The Company and all of its subsidiaries incur selling, general and administrative expenses. Selling expenses include advertising and marketing. General and administrative expenses include executive, accounting and finance, information technology expenses, and taxes other than income taxes. When comparing the first three months of 2002 with the first three months of 2001 the decrease of $68 thousand is mostly from less selling, general and administrative costs incurred from the wireless segment mostly in lower customer acquisition costs. The telephone wireline business' selling, general and administrative costs increased 3.9% and the CLEC/long distance costs increased 1.4%.

Operating Income

  Operating income during the first quarter of 2002 compared with the first quarter of 2001 reflects improvement from the telephone, wireless and CLEC/Long Distance segments but declining results in the other segment. The Company's telephone wireline business provided an operating income of $6.4 million in the first quarter of 2002 compared with an operating income of $5.9 million in the first quarter of 2001. The wireless PCS business incurred an operating loss of $1.6 million during the first quarter of 2002 compared with an operating loss of $2.1 million for the first three months of 2001, and the CLEC and long distance business improved its operating loss to $258 thousand from an operating loss of $595 thousand in the first three months of 2001. The continued expansion of the Company's CLEC and PCS business produced negative operating results in both periods. The equipment sale and consulting business incurred an operating loss of $48 thousand during the first three months of 2002 compared with an operating income of $45 thousand during the first three months of 2001. Operating income for the first quarter of 2002 at $4.5 million also includes the positive effect from the above-mentioned accounting change for goodwill amortization.

Other Income (Expense), Net

    Other income (expense) when comparing the first quarter of 2002 with the first quarter of 2001, reflects less interest expense and interest income and more favorable results from the unconsolidated partnership interest. The largest variance is in interest expense which during the first three months of 2002 is $283 thousand less than the first three months of 2001, the result of a larger patronage refund from one of the debt obligations. The refund during this first quarter 2002 was $340 thousand compared with $150 thousand in the first quarter of 2001.

Income Taxes

    Income taxes incurred during the first quarter of 2002 were $573 thousand greater than the first quarter of 2001, resulting from greater pre-tax income. The Company's effective tax rate (income tax expense as a percentage of income before income taxes) was 46.5% and 50.8% for the first quarter of 2002 and 2001, respectively. The effective tax rate takes into consideration a valuation allowance on state net operating losses and the relationship of nondeductible goodwill amortization and merger costs to pretax income.

NET INCOME

                                              Increase/(Decrease)
                                                (in thousands)
 First Quarter Ended
     March 31, 2002 compared to March 31, 2001

                                              $  841        86.3%

    First quarter 2001 net income was $1.815 million compared with $974 thousand for the first quarter of 2001. The Statement of Financial Accounting Standard No. 142 became effective January 1, 2002 and as a result the Company is no longer amortizing goodwill associated with the acquisition of Buffalo Valley and TeleBeam's acquisition of NAC. Goodwill amortization expense for the first quarter of 2001 was $345 thousand. The telephone companies together had net income of $3.420 million in the first quarter of 2002 compared with net income of $2.928 million in the first quarter of 2001. The first quarter net income for 2002 and 2001 were negatively impacted by the operating losses of Conestoga Wireless and CEI Networks. In the first quarter of 2002, Conestoga Wireless had a net loss of $1.497 million compared with $1.894 million in the first quarter of 2001, and CEI Networks had a net loss in the first quarter of 2002 of $735 thousand compared with a net loss of $789 thousand in the first quarter of 2001.

FINANCIAL CONDITION

 Liquidity and Capital Commitments

   Three Months Ended March 31,                  2002         2001
                                                   (in thousands)
    Cash Flows From (Used In):

         Operating activities                 $  5,307       $ 3,865

         Investing activities                   (2,904)       (5,522)

         Financing activities                   (3,815)       (1,829)

   The Company uses the net cash generated from its operations and from external financing to fund capital expenditures for network expansion and modernization, pay dividends, and invest in new businesses. The Company's sources of funds, primarily from operations and, to the extent necessary, from readily available external financing arrangements, are sufficient to meet ongoing operating and investing requirements. The Company's capital budget requirements for additional development activities during the year 2002 are not projected to require additional funding.

Cash Flows From Operating Activities

   The Company's primary source of funds continues to be cash generated from operations. Taking into account net income plus various adjustments and depreciation and amortization, the cash flows from operating activities in the first quarter of 2002 were $5.307 million. Net income for accounting purposes in the first quarter of 2001 was decreased by the amortization of the goodwill arising from the prior year's acquisitions, and the higher depreciation expense arising from the capital investment in PCS and CLEC. In the first quarter of 2002, with the elimination of the goodwill amortization, net income was decreased only by the increase in depreciation expense. Amortization and depreciation are non-cash expenses, and consequently a source of cash that the Company can use for the capital investments necessary to maintain and upgrade its network and build and develop PCS and its CLEC operations.

Cash Flows Used in Investing Activities

    Capital expenditures are the Company's primary use of cash resources. The Company's capital expenditures for the first three months of 2002 included $1.491 million for the Company's telephone wireline services, which was internally provided from operations. Another $1.463 million of capital expenditures was required for the continued build-out of the competitive local exchange services (CLEC) and $163 thousand was used in the wireless segment, all of which was funded from internal sources of other operating segments. The capital requirements for the CLEC segment were greater in the first three months of 2002 when compared with the first three months of 2001. This year's investments continue to be made to support these businesses in order to facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of the Company's networks. The budgeted capital requirements for 2002 for the wireless segment and for the CLEC segment are $1.2 million and $4.9 million, respectively. The capital required over the next several years to complete the current phases of the wireless and CLEC segments and to maintain state of the art telephone facilities could require additional funding from (1) internal sources, (2) long-term debt or (3) the issuance of additional common stock or a combination of the three.

Cash Flows Used in Financing Activities

    As in prior years, dividend payments are a significant use of capital resources. In the first three months of 2002 the Company paid common stock dividends totaling $1.771 million, or $0.21 per common share.

         The Company mailed a notice of redemption of its convertible preferred stock to all of its preferred shareholders on January 7, 2002. The effective date of the redemption was February 6, 2002.

The preferred shareholders had the option of receiving $66.94 in cash to redeem each share of preferred stock or convert each preferred share into 2.83 shares of the Company's common stock.

         In the redemption, 15,480 shares of preferred shares were redeemed for a total of $1.036 million in cash and 56,934 shares of preferred stock were converted into 161,227 shares of the Company's common stock.

    During the first three months of 2002, the Company paid $1.0 million on principal of long-term debt in accordance with its long-term debt obligations.

  The long-term debt credit agreements and Senior Notes contain provisions, which among other things, require maintenance of certain financial ratios and limit the amount of additional indebtedness. As of December 31, 2001 the Company was in default of certain covenants of the Senior Notes provisions of one of the lender. The Company obtained a temporary waiver on February 25, 2002, whereby the lender waived compliance by the Company of these covenants. The temporary waiver expires June 30, 2002, or earlier under certain conditions, at which time the debt balances become callable by the lender. The Company believes that it has available credit facilities fully to repay the Senior Notes, if necessary, to avoid a default thereunder on June 30, 2002. As of March 31, 2002 the balances under this agreement are classified as current liabilities in the financial statements.

The term loan agreement between the Company and the other long-term debt lender includes cross default provisions under which the waived default under the Senior Notes mentioned above could have resulted in a default under that term loan agreement. The other long-term debt lender notified the Company that there has been no default under the cross default provisions of its loan agreement with the Company, because the waiver of compliance with the covenants of the Senior Note was sufficient so that no event of default occurred under the Senior Notes and, consequently, no event of default occurred under the cross default provisions of that loan agreement.

     Under the most restrictive covenants of the debt agreements, the Company, as of December 31, 2001, is not permitted to make any further dividend distributions until the Company generates approximately $14,000,000 of consolidated net income as defined in the agreement. The Company has received a temporary waiver of this covenant permitting the Company to pay a dividend in the first quarter of 2002. The temporary waiver expires June 30, 2002, or earlier, under certain conditions. This temporary waiver does not authorize dividend payments in the second quarter 2002 and thereafter.

    The lines of credit available to the Company, in addition to the $50 million line mentioned above, now total $10 million. During 2001 the Company used one of its lines of credit to finance the $10.0 million termination fee it paid to NTELOS.

OTHER FACTORS

Proposed Merger

         The Company has entered into an Agreement and Plan of Merger dated November 21, 2001 with D&E Communications, Inc., which states that the Company shall be merged into a subsidiary of D&E Communications, Inc., and that the Company's common stock shareholders will receive cash and/or common stock of D&E Communications, Inc. in exchange for the Company's common shares. As a result of the merger D&E Communications, Inc. may obtain control of the Company. The Company anticipates that the merger will close in the second quarter of 2002.

     On April 24, 2002 the D&E Communications, Inc. registration statement on Form S-4 including the definitive form of joint proxy statement/prospectus relating to the proposed merger was declared effective, and April 22, 2002 was set as the record date for the shareholders entitled to notice and to vote at the special shareholders meeting to be held on May 23, 2002.

Personal Communication Services (PCS)

     Conestoga Wireless began commercial operations as a provider of wireless telecommunications services in May 1998. By the end of 2001, it had 140 base stations in service throughout the Reading, Sunbury, Williamsport and State College areas. Conestoga Wireless plans to put an additional 10 base stations into service during 2002, to augment coverage in those markets.

     Conestoga Wireless holds radio spectrum licenses to provide wireless services known as Personal Communication Services ("PCS"). PCS is a wireless communications service based on lower power and a higher frequency bandwidth than cellular service. The Basic Trading Areas in which Conestoga Wireless holds licenses are Reading, Pottsville, Sunbury, Williamsport, and State College, Pennsylvania, covering ten counties in Pennsylvania.

     The development of the PCS network and business is subject to the risks and delays associated with the design and construction of the wireless system and the commencement of a new business. After the sale of its communication towers during 2001, the Company has a remaining investment of $37 million as of March 31, 2002. The Company's subscriber base as of March 31, 2002 was 19,861. The wireless business generated an operating loss of $1.6 million and the Company has projected PCS operating losses for the near future.

Competitive Local Exchange Service (CLEC)

     The Company began offering competitive local exchange services, know as CLEC service, in 1999. It expanded its CLEC operations significantly when it purchased TeleBeam, Inc. in January 2000. As of March 31, 2002 the Company has a total of $26.6 million invested in CLEC operations. As of March 31, 2002 the Company had 20,030 CLEC subscribers and 41,405 long distance subscriber.

     The Company had an operating loss of $258 thousand from its CLEC and long distance operations in the first quarter of 2002. It anticipates that its operating losses will continue in the near future.

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

     Both Companies received approval of their Chapter 30 Plans in early 2001. The interstate jurisdiction remains subject to rate of return regulation.

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

  ITEM 1

    Legal Proceedings
                  None

  ITEM 2

    Changes in Securities and Use of Proceeds
                  None

  ITEM 3

    Default upon Senior Securities

     As of December 31, 2001, the Company was technically in default of the financial covenants of its Senior Note Agreements as a result of extraordinary expenses it incurred with respect to its exploration of strategic options, including the payment of a $10.0 million termination fee to terminate a Plan and Agreement of Merger that it had entered into with Ntelos, Inc. in July 2001. On February 25, 2002, the Senior Note holder temporarily waived compliance with the covenants with which the Company was not in compliance. The temporary waiver expires on June 30, 2002, or earlier under certain conditions, at which time the debt balances become callable by the lender. The Company believes that it has available credit facilities fully to repay the Senior Notes, if need be, to avoid any default thereunder by June 30, 2002.

     The term loan agreements between the Company and the other long-term debt lender includes cross default provisions under which the waived default under the Senior Notes mentioned above could have resulted in a default under the term loan agreement. The other long-term debt lender notified the Company that there has been no default under the cross default provisions of its loan agreement with the Company, because the waiver of compliance with the covenants of the Senior Notes was sufficient so that no event of default occurred under the Senior Notes and, consequently, no event of default occurred under the cross default provisions of that loan agreement.

  ITEM 4
    Submission of Matters to a Vote of Security Holders
               NONE

  ITEM 5
    Other Information
                  None

  ITEM 6
    EXHIBITS AND REPORTS ON FORM 8-K
    (a)    See Exhibit Index

    (b)    Report on Form 8-K


          On January 14, 2002 the Company filed a form 8-K reporting the execution of an Amended and Restated Agreement and Plan of Merger by and between the Company and D&E Communications, Inc.

CONESTOGA ENTERPRISES, INC.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE  May 15, 2002               /s/ Albert H Kramer
------------------               -------------------
                                     Albert H Kramer
                                     President

DATE  May 15, 2002               /s/ Donald R Breitenstein
------------------               -------------------------
                                     Donald R Breitenstein
                                     Sr. Vice President/
                                     Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit Description
-------------------

3.1      Articles of Incorporation, as amended          Incorporated by reference to Exhibit A of Company's
                                                        Definitive Proxy Statement relating to its 2000
                                                        Annual Meeting, filed with the Commission on
                                                        April 14, 2000

3.2      By-laws                                        Incorporated by reference to Exhibit 3.2 of the
                                                        Company's Form 10-K for the year ended December
                                                        31, 2001, filed with the Commission on
                                                        March 30, 2002.

4        Relevant portions of the by-laws               Incorporated by reference to Exhibit 3 of Company's
                                                        form 10-K, for the year ended December 31, 1991, filed
                                                        with the Commission on March __, 1992.

10.1     Amendment, dated March 27, 2001,               Incorporated by reference to Exhibit 10.1 of the
         to Agreement, dated March 22, 1989             Company's Form 10-K, for the year ended December
         with Donald R. Breitenstein,                   31, 2001, filed with the Commission on March 30, 2002.

10.2     Agreement, dated April 1, 2001, with           Incorporated by reference to Exhibit 10.2 of the
         Albert H. Kramer                               Company's Form 10-K for the year ended December
                                                        31, 2001, filed with the Commission on March 30,
                                                        2002.

10.3     Agreement, dated May 29, 1999, with            Incorporated by reference to Exhibit "c" under the
         Joseph J. Laffey                               heading "Material Contracts" of the Index to Exhibits of
                                                        Company's Form 10-K, for the year ended December 31, 1998, filed with the Commission on March 30, 2000.

10.4     Agreement, dated June 30, 1999, with           Incorporated by reference to Exhibit "d" under the
         Harrison H. Clement, Jr.                       heading "Material Contracts" of the Index to Exhibits
                                                        of the Company's Form 10-K, for the year ended
                                                        December 31, 1998, filed with the Commission on
                                                        March 30, 2000.

10.5     Agreement, dated June 1, 1999, with            Incorporated by reference to Exhibit "e" under the
         Thomas C. Keim                                 heading "Material Contracts" of the Index to Exhibits
                                                        of the Company's Form 10-K, for the year ended
                                                        December 31, 1998, filed with the Commission on
                                                        March 30, 2000.


10.6     Agreement, dated June 5, 2000, with            Incorporated by reference to Exhibit "f" under the
         Stuart L. Kirkwood                             heading "Material Contracts" of the Index to Exhibits
                                                        of the Company's Form 10-K for the year ending
                                                        December 31, 1999, filed with the Commission on
                                                        March 30, 2001.